Form 10-Q
period 1996-03-30
FLORSHEIM SHOE CO /DE/
filed 1996-05-15
CIK 928908

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                               -------------------
                                   FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 30, 1996  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                           TO
     ---------------------    ----------------------

                         COMMISSION FILE NUMBER 0-24730
                           THE FLORSHEIM SHOE COMPANY
             (Exact name of registrant as specified in its charter)


                  Delaware                                36-3520923
- - ------------------------------------------------       -------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer
organization)                                          Identification No.)

130 South Canal Street, Chicago, Illinois                   60606
- - ------------------------------------------------       -------------------
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code (312)  559-2500

                                 Not Applicable
 -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [x] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     8,346,051 Shares as of April 30, 1996
                     -------------------------------------

================================================================================

                          PART I FINANCIAL INFORMATION



Item 1. Financial Statements


Consolidated Financial Statements for the quarter ended March 30, 1996.


     Consolidated Balance Sheet:

         March 30, 1996
         December 30, 1995

     Consolidated Statement of Operations:

         Three Months Ended March 30, 1996
         Three Months Ended April 1, 1995

     Consolidated Statement of Cash Flows:

         Three Months Ended March 30, 1996
         Three Months Ended April 1, 1995


     Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                           THE FLORSHEIM SHOE COMPANY
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                                  (Unaudited)




                                                                         December 30,                  March 30,
     ASSETS                                                                 1995                         1996
- - ------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                              $    5,249                    $   12,193
   Receivables, less allowances of $2,284 at
     December 30, 1995 and $1,726 at March 30, 1996                           36,113                        27,552
   Inventories                                                                84,684                        73,620
   Deferred tax assets, net                                                   10,027                        10,442
   Prepaid expenses and other current assets                                   4,091                         4,672
- - ------------------------------------------------------------------------------------------------------------------
Total current assets                                                         140,164                       128,479
Property, plant and equipment                                                 34,388                        33,945
Less: accumulated depreciation                                                12,646                        13,465
- - ------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                             21,742                        20,480
Deferred tax assets, net                                                       6,144                         5,937
Other assets                                                                  18,271                        17,963
- - ------------------------------------------------------------------------------------------------------------------
                                                                          $  186,321                    $  172,859
==================================================================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Notes payable                                                          $       94                    $      -
   Accounts payable                                                           11,492                        11,300
   Accrued expenses                                                           13,088                        12,964
   Accrued interest expense                                                    3,082                           828
   Accrued income taxes payable                                                  486                            53
- - ------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     28,242                        25,145
Long-term debt                                                                80,126                        69,450
Other long-term liabilities                                                   22,885                        22,992
- - ------------------------------------------------------------------------------------------------------------------
                                                                             131,253                       117,587
Shareholders' equity:
    Preferred stock, without par value, 2,000,000 shares
       authorized and no shares issued and outstanding                            -                             -
    Common stock, 20,000,000 shares authorized,
       without par value, $1.00 stated value, 8,346,051 shares
       issued and outstanding                                                  8,346                         8,346
    Paid-in capital                                                           50,295                        50,295
    Accumulated translation adjustment                                          (251)                          113
    Retained earnings (deficit)                                               (3,322)                       (3,482)
- - ------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                    55,068                        55,272
- - ------------------------------------------------------------------------------------------------------------------
                                                                          $  186,321                    $  172,859
==================================================================================================================

                           THE FLORSHEIM SHOE COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)



                                                                        Three months                      Three months
                                                                           ended                             ended
                                                                          April 1,                         March 30,
                                                                           1995                              1996
- - ----------------------------------------------------------------------------------------------------------------------
Net sales                                                           $      71,131                        $      61,927
Cost of sales                                                              39,250                               34,043
- - ----------------------------------------------------------------------------------------------------------------------
Gross profit                                                               31,881                               27,884
Selling, general
  and administrative expenses                                              27,983                               26,883
- - ----------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                    3,898                                1,001
Interest expense, net                                                       3,469                                2,794
Other income (expense), net                                                    20                                1,544
- - ----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income tax expense                                     449                                 (249)
Income tax expense (benefit)                                                  157                                  (89)
- - ----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                 $         292                        $        (160)
- - ----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share                                $        0.03                        $       (0.02)
- - ----------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                    -                              8,346,051
Weighted average common shares /
  equivalents outstanding                                               8,415,257                                 -
======================================================================================================================

                           THE FLORSHEIM SHOE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                      Three months                Three months
                                                                                         ended                       ended
                                                                                        April 1,                   March 30,
                                                                                          1995                        1996
- - -------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                                $     292                      $     (160)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities
    (excluding assets/liabilities related to
    the sale of assets of Hy-Test):
      Loss (gain) on disposal of assets                                                     81                          (1,850)
      Depreciation and amortization                                                      1,245                           1,199
      Deferred taxes                                                                       (47)                           (467)
      Noncash interest expense                                                             236                             221
      Increase in receivables                                                             (443)                           (226)
      Decrease (increase) in inventories                                                 4,252                            (194)
      Increase in prepaid expenses and other assets                                     (1,962)                           (401)
      Decrease in accounts payable, accrued                                                                                 -
        interest expense and other accrued expenses                                     (1,333)                         (2,402)
      Increase (decrease)in other long-term liabilities                                   (110)                            107
- - -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      2,211                          (4,173)
- - -------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of assets of Hy-Test,
    net of transaction costs                                                                -                           22,600
  Proceeds from the disposal of assets                                                       3                              71
  Additions to property, plant and equipment                                              (585)                           (784)
- - -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                       (582)                         21,887
- - -------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net decrease in notes and loans payable                                                   -                              (94)
  Payments of long-term debt                                                              (533)                        (10,676)
- - -------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                     (533)                        (10,770)
- - -------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                1,096                           6,944
Cash and cash equivalents at beginning of period                                         4,872                           5,249
- - -------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $   5,968                      $   12,193
- - -------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure:
  Cash payments for income taxes, net                                                $     846                      $      853

  Cash payments for interest                                                         $   3,636                      $    4,827
===============================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 30, 1996
(Dollars in thousands)
(Unaudited)


(1)     DISTRIBUTION

        Effective November 17, 1994, The Florsheim Shoe Company (Florsheim or the Company) became an independent public company. Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED, its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility (credit facility). Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the credit facility to pay financing expenses and repay its share of outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

(2)     SALE OF ASSETS OF HY-TEST SAFETY SHOE DIVISION

        On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for an all cash sale price of approximately $22,750. A portion of this cash was used to reduce to zero the $17.6 million of outstanding borrowings under the Company's bank credit facility as of the sale date. The balance of the proceeds are available for investment in the business and for further debt reduction. Annual net sales of the sold business were $38,659 for the twelve months ended December 30, 1995. The net gain on sale of $1,850 is included in other income (expense), net.

(3)     NET EARNINGS (LOSS) PER COMMON SHARE

        For the three months ended March 30, 1996, net loss per share data was computed using the average weighted shares outstanding. Common stock equivalents were not used due to the antidilutive effect on the computation.

        For the three months ended April 1, 1995, net earnings per share data was computed using the average weighted shares and common stock equivalents outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 30, 1996
(Dollars in thousands)
(Unaudited)


(4)  INVENTORIES

     Inventories are summarized as follows:

- - --------------------------------------------------------------------------------------------------------------------
                                                                          December 30,                     March 30,
                                                                             1995                            1996
- - --------------------------------------------------------------------------------------------------------------------
    Retail merchandise                                                     $45,543                          $43,751
    Finished Products                                                       29,186                           22,043
    Work-in-process                                                          1,418                              531
    Raw materials                                                            8,537                            7,295
                                                                           -------                          -------
                                                                           $84,684                          $73,620
                                                                           =======                          =======
- - --------------------------------------------------------------------------------------------------------------------


(5)  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     In connection with the Distribution, Florsheim issued $85,000, of which $69,450 are outstanding at March 30, 1996, of 12-3/4% Senior Notes due 2002. The Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

     The following condensed consolidating information presents:

     1. Condensed consolidating balance sheets as of March 30, 1996 and December 30, 1995 and condensed consolidating statements of operations and statements of cash flows for the three months ended March 30, 1996 and the three months ended April 1, 1995, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis,

     2. Florsheim, the parent, with the investments in the guarantor and nonguarantor subsidiaries accounted for on the equity method, and

     3.   Elimination entries necessary to consolidate
          Florsheim, the parent, with the guarantor and nonguarantor subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 30, 1996
(Continued)
(Dollars in thousands)
(Unaudited)


                     Condensed Consolidating Balance Sheet

                                 March 30, 1996


                                                                 Guarantor        Nonguarantor
                                                   Parent        subsidiaries     subsidiaries    Eliminations      Consolidated
- - --------------------------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
     Cash and cash
       equivalents                               $    8,766       $    893        $   2,534       $        -         $    12,193
     Receivables                                     19,778            150            7,720               (96)            27,552
     Inventories                                     40,066         22,082           11,472                -              73,620
     Prepaid expenses and
       other current assets                          12,817            638            1,659                -              15,114
- - --------------------------------------------------------------------------------------------------------------------------------
  Total current assets                               81,427         23,763           23,385               (96)           128,479
  Net property, plant and
     equipment                                       13,829          4,109            2,542                -              20,480
  Other assets                                       23,316            291              538              (245)            23,900
  Investments in subsidiaries                        46,582             -                -            (46,582)                -
- - --------------------------------------------------------------------------------------------------------------------------------
Total assets                                     $  165,154       $ 28,163        $  26,465       $   (46,923)       $   172,859
================================================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:
   Note payable                                          -              -                -                 -                  -
   Accounts payable                                   7,178          1,050            3,168               (96)            11,300
   Accrued expenses
     and other current
     liabilities                                     10,262            945            2,638                -              13,845
- - --------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                         17,440          1,995            5,806               (96)            25,145
   Long-term debt, less
     current maturities                              69,450             -               -                  -              69,450
   Other long-term liabilities                       22,992             -               245              (245)            22,992
   Shareholders' equity                              55,272         26,168           20,414           (46,582)            55,272
- - --------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                          $  165,154       $ 28,163        $  26,465       $   (46,923)       $   172,859
================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 30, 1996
(Continued)
(Dollars in thousands)
(Unaudited)


                     Condensed Consolidating Balance Sheet

                               December 30, 1995

                                                              Guarantor          Nonguarantor
                                         Parent              subsidiaries        subsidiaries        Eliminations       Consolidated
- - ------------------------------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                        $  2,658             $ 1,131            $ 1,460              $     -             $  5,249
    Receivables                            15,756              10,490              8,906                   961              36,113
    Inventories                            45,250              28,751             10,683                    --              84,684
    Prepaid expenses and
      other current assets                 11,032               1,450              1,636                    --              14,118
- - ----------------------------------------------------------------------------------------------------------------------------------
  Total current assets                     74,696              41,822             22,685                   961             140,164
  Net property, plant and
    equipment                              14,473               4,640              2,629                    -               21,742
  Other assets                             22,231               1,755                504                   (75)             24,415
  Investments in subsidiaries              65,006                  -                  -                (65,006)                 -
- - ----------------------------------------------------------------------------------------------------------------------------------
Total assets                             $176,406             $48,217            $25,818              $(64,120)           $186,321
==================================================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:
    Notes payable                              -                   -                  94                    -                   94
    Accounts payable                        5,133               2,469              2,929                   961              11,492
    Accrued expenses
      and other current
      liabilities                          13,194                 874              2,588                    -               16,656
- - ----------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                18,327               3,343              5,611                   961              28,242
  Long-term debt, less
    current maturities                     80,126                  -                  -                     -               80,126
  Other long-term liabilities              22,885                  -                  75                   (75)             22,885
  Shareholders' equity                     55,068              44,874             20,132               (65,006)             55,068
- - ----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                   $176,406             $48,217            $25,818              $(64,120)           $186,321
==================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 30, 1996
(Continued)
(Dollars in thousands)
(Unaudited)


                Condensed Consolidating Statements of Operations

                     For three months ended March 30, 1996


                                                          Guarantor      Nonguarantor
                                          Parent          subsidiaries    subsidiaries     Eliminations       Consolidated
- - -------------------------------------------------------------------------------------------------------------------------
Net sales                               $  41,131       $   16,999      $   9,927         $  (6,130)           $   61,927
Cost of sales                              24,069           10,233          5,871            (6,130)               34,043
- - -------------------------------------------------------------------------------------------------------------------------
Gross profit                               17,062            6,766          4,056                -                 27,884
Selling, general and
  administrative expenses                  15,542            7,256          4,085                                  26,883
- - -------------------------------------------------------------------------------------------------------------------------
Earnings from operations                    1,520             (490)           (29)               -                  1,001
Interest expense                            2,794               -              -                 -                  2,794
Equity in earnings of subsidiaries,
  net of tax                                  574               -              -               (574)                   -
Other income (expense), net                 1,544              (12)            12                                   1,544
- - -------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income
  tax expense                                 844             (502)           (17)             (574)                 (249)
Income tax expense (benefit)                 (513)             361             63                                     (89)
- - -------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                     $   1,357            ($863)     $     (80)        $    (574)           $     (160)
=========================================================================================================================

                                               For three months ended April 1, 1995

                                                          Guarantor      Nonguarantor
                                          Parent          subsidiaries    subsidiaries     Eliminations      Consolidated
- - -------------------------------------------------------------------------------------------------------------------------
Net sales                               $  42,487       $   22,968      $   9,387         $  (3,711)           $   71,131
Cost of sales                              23,196           14,262          5,503            (3,711)               39,250
- - -------------------------------------------------------------------------------------------------------------------------
Gross profit                               19,291            8,706          3,884                -                 31,881
Selling, general and
  administrative expenses                  16,755            7,570          3,658                -                 27,983
- - -------------------------------------------------------------------------------------------------------------------------
Earnings from operations                    2,536            1,136            226                -                  3,898
Interest expense                            3,469               -              -                 -                  3,469
Equity in earnings of subsidiaries,
  net of tax                                  901               -              -               (901)                   -
Other income (expense), net                    17               (1)             4                -                     20
- - -------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income
  tax expense                                 (15)           1,135            230              (901)                  449
Income tax expense (benefit)                 (307)             447             17                                     157
- - -------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                     $     292       $      688      $     213         $    (901)           $      292
=========================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 30, 1996
(Continued)
(Dollars in thousands)
(Unaudited)



                Condensed Consolidating Statements of Cash Flows

                     For three months ended March 30, 1996



                                                                Guarantor         Nonguarantor
                                                 Parent         subsidiaries       subsidiaries     Eliminations    Consolidated
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities
  (excluding assets/liabilities related
  to the sale of assets of Hy-Test)             $ (5,732)         $ (372)            $1,218            $ 713          $ (4,173)
- - ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing
  activities:
    Proceeds from the sale of assets of
      Hy-Test, net of transaction costs           22,600              -                  -                -             22,600
    Proceeds from the
      disposal of assets                              71              -                  -                -                 71
    Additions to property,
      plant and equipment                           (519)           (217)               (48)              -               (784)

- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                        -
  investing activities                            22,152            (217)               (48)              -             21,887
- - ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing
  activities:
  Net decrease in notes and loans payable             -               -                 (94)              -                (94)

  Net capital contribution
    from (to) Parent                                 364             351                 (2)            (713)               -
  Payment of long-term debt                      (10,676)             -                  -                -            (10,676)
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                         (10,312)            351                (96)            (713)          (10,770)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash
  equivalents                                      6,108            (238)             1,074               -              6,944
Cash and cash equivalents
  at beginning of period                           2,658           1,131              1,460               -              5,249
- - ------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period                              $  8,766          $  893             $2,534            $  -            $12,193
- - ------------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 30, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

                Condensed Consolidating Statements of Cash Flows

                      For three months ended April 1, 1995


                                               Guarantor               Nonguarantor
                               Parent         subsidiaries            subsidiaries            Eliminations           Consolidated
- - ----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by
  (used in) operating
  activities                   $1,659             ($1,883)              $402                    $2,033                 $2,211
- - ----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing
 activities:
  Proceeds from the
   disposal of assets               3                 --                 --                       --                        3
Additions to property,
 plant and equipment             (329)               (94)               (162)                                            (585)
- - ----------------------------------------------------------------------------------------------------------------------------------

Net cash used in
investing activities             (326)               (94)               (162)                     --                     (582)
- - ----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing
 activities:
Net capital contribution
from (to) Parent                (565)               2,601                 (3)                  (2,033)                     --

Payment of long-term debt       (533)                  --                 --                       --                    (533)
- - ----------------------------------------------------------------------------------------------------------------------------------


Net cash provided by
(used in) financing
activities                    (1,098)               2,601                 (3)                  (2,033)                   (533)
- - ----------------------------------------------------------------------------------------------------------------------------------


Net increase in cash
and cash equivalents             235                  624                237                      --                    1,096

Cash and cash equivalents
at beginning of period         2,157                1,061              1,654                      --                    4,872
- - ----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents
 at end of period             $2,392               $1,685             $1,891                    $  --                  $5,968
==================================================================================================================================


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


(Dollars in thousands)

OVERVIEW

The Florsheim Shoe Company (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 355 company-operated specialty stores and outlet stores as of March 30, 1996.

Effective November 17, 1994, Florsheim became an independent public company when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED, its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility (credit facility). Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the credit facility to pay financing expenses and repay its share of the outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for an all cash sale price of approximately $22,750. Annual net sales of the sold business were $38,659 for the twelve months ended December 30, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 1, 1995.

Historical Comparisons

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.

- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended
                                                        -------------------------------------------------------------------------
(Dollars in thousands)                                         April 1, 1995                              March 30, 1996
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                        Amount                  %                     Amount               %
- - ---------------------------------------------------------------------------------------------------------------------------------
Net sales:
  U.S. Wholesale                                       $  20,236                28.5 %              $16,981                27.4 %
  U.S. Retail                                             28,959                40.7                 27,304                44.1
  International (including
    exports from U.S.)                                     9,809                13.8                 10,679                17.3
- - ---------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                59,004                83.0                 54,964                88.8
  Hy- Test (1)                                            12,127                17.0                  6,963                11.2
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total net sales                                      $  71,131               100.0 %              $61,927               100.0 %
- - ---------------------------------------------------------------------------------------------------------------------------------
Percent change in same store
  sales (2)                                                                    (10.6)%                                     (3.1)%

EBITDA (3)                                             $   5,143                 7.2 %               $2,200                 3.6 %
- - ---------------------------------------------------------------------------------------------------------------------------------

Number of retail stores:
  U.S. specialty                                             223                                        211
  U.S. outlets                                                76                                         91
  International                                               56                                         53
                                                          ------                                     ------
    Total                                                    355                                        355
                                                          ======                                     ======
- - ---------------------------------------------------------------------------------------------------------------------------------


      (1) Represent net sales of the Hy-Test safety shoe business, which was sold on March 22, 1996.

      (2) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the preceding period of comparable length.

      (3) Earnings before interest expense, income taxes, depreciation and amortization, and other income (expense), net.

- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three months ended
                                                                                                -----------------------------
                                                                                                  April 1,          March 30,
Operations data (as a percent of net sales)                                                        1995               1996
- - -----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                         100.0 %             100.0 %
Gross profit                                                                                       44.8                45.0
Selling, general, and administrative expenses                                                      39.3                43.4
Earnings from operations                                                                            5.5                 1.6
Interest expense                                                                                    4.9                 4.5
Net earnings (loss)                                                                                 0.4                (0.3)
=============================================================================================================================


Net sales for the three months ended March 30, 1996 (First Quarter 1996) were $61,927, down $9,204, or 12.9%, as compared to the three months ended April 1, 1995 (First Quarter 1995). U.S. wholesale net sales decreased $3,255, or 16.1%, due to unit volume decreases, primarily due to difficult market conditions. U.S. retail net sales decreased $1,655, or 5.7%, as additional sales from stores opened during or after the First Quarter 1995 were more than offset by store closings and First Quarter 1996 same store sales decrease of 3.1% at U.S. specialty stores. International sales increased $870, or 8.9%, primarily due to increased wholesale distribution. Hy-Test sales were down $5,164, or 42.6%, due to unit volume decreases reflecting the sale of Hy-Test on March 22, 1996 and a slowdown in orders due to difficult market conditions.

Gross profit margin for First Quarter 1996 was 45.0% of net sales, as compared to 44.8% of net sales for First Quarter 1995. A decrease due to reduced unit volumes and price promotion activity was offset by a mix change to a higher percentage of retail sales which carry a higher gross margin.

Selling, general and administrative expenses for First Quarter 1996 were $26,883, a decrease of $1,100 or 4.0%, from First Quarter 1995. Selling, general and administrative expenses for First Quarter 1996 were 43.4% of net sales, an increase from 39.3% of net sales for First Quarter 1995 as a result of sales volume decreases. Expense decreases due to the Company's expense reduction programs were partially offset by increased selling costs.

Earnings from operations for First Quarter 1996 were $1,001, a decrease of $2,897 or 74.3%, from First Quarter 1995, and EBITDA for First Quarter 1996 was $2,200, a decrease of $2,943 or 57.2%, from First Quarter 1995, with the decreases due primarily to sales decreases and price promotion activity. As a result, earnings from operations for First Quarter 1996 were 1.6% of net sales, as compared to 5.5% of net sales for First Quarter 1995, and EBITDA for First Quarter 1996 was 3.6% of net sales, as compared to 7.2% of net sales for First Quarter 1995.

The net gain on the sale of the assets of the Hy-Test business, $1,850, is included in other income (expense), net in First Quarter 1996.

Interest expense for First Quarter 1996 was $2,794, as compared to the First Quarter 1995 amount of $3,468. This decrease is due to the lower amount of Senior Notes outstanding in First Quarter 1996 and lower average outstanding borrowings under the credit facility during the First Quarter 1996 as compared to the average outstanding borrowings during the First Quarter 1995.

Pro forma Comparisons

The following pro forma financial data reflects the sale of the assets of Hy-Test as if the sale had occurred as of January 1, 1995 for pro forma statement of operations purposes and as of December 30, 1995 for pro forma balance sheet purposes. The pro forma data excludes the net sales and direct costs of the Hy-Test division and the Hy-Test operating profit contribution to central overhead costs. Management believes that the assumptions used provide a reasonable basis on which to present the pro forma condensed financial data. The pro forma data are presented for informational purposes only and are not necessarily indicative of the results that would have been achieved had the transaction actually been consummated as of such dates.


===========================================================================================
Statement of Operations Data                      Three months ended
                                     ======================================================
                                                       Pro forma
                                     ======================================================
                                          April 1,                       March 30,
                                            1995                            1996
===========================================================================================
                                     Amount          %                Amount          %
===========================================================================================
Net sales                            $59,004        100.0%            $54,983        100.0%
Gross profit                          28,719         48.7              26,284         47.8
Selling, general, and
   administrative expenses            25,861         43.8              24,783         45.1
Earnings from operations               2,858          4.8               1,501          2.7
EBITDA                                 4,071          6.9               2,700          4.9
===========================================================================================


Pro forma net sales for First Quarter 1996 were $4,021 (6.8%) lower than for First Quarter 1995. As noted above, the reductions were primarily due to decreases in U.S. wholesale unit volume and same store sale decreases at Company-operated stores.

Pro forma earnings from operations and pro forma EBITDA for First Quarter 1996 were $1,357 and $1,371, respectively, lower than First Quarter 1995. As noted above, the decreases were a result of lower sales volume and increased price promotion activity partially offset by expense reduction.

The pro forma operations data percentages reflect the elimination of Hy-Test without a corresponding reduction in central overhead. As the result of the asset sale, the Company's sales mix shifts to a higher percentage of the total sales from the Company-operated retail stores. Accordingly, the pro forma gross profit increases as a percent of sales as compared to historical results with an offsetting increase in the pro forma selling, general and administrative expenses as a percent of sales as compared to historical results.


=======================================================================================
Balance Sheet Data                          Pro forma (Unaudited)
                                            --------------------
                                                December 30,                  March 30,
Assets                                             1995                         1996
=======================================================================================
Cash and cash equivalents                        $ 16,227                    $ 12,193
Receivables, net                                   25,810                      27,552
Inventories                                        74,826                      73,620
Other current assets                               14,111                      15,114
=======================================================================================
Total current assets                              130,974                     128,479

Property, plant and equipment, net                 20,686                      20,480
Other assets                                       23,898                      23,900
=======================================================================================
Total assets                                     $175,558                    $172,859
=======================================================================================

Liabilities and Shareholders' Equity

Current liabilities                              $ 27,242                    $ 25,145
=======================================================================================
Long-term debt                                     69,450                      69,450
Other long-term liabilities                        22,885                      22,992
=======================================================================================
Total liabilities                                 119,577                     117,587
=======================================================================================
Shareholders' equity                               55,981                      55,272
Total liabilities & shareholders' equity         $175,558                    $172,859
=======================================================================================


The pro forma balance sheet data reflects the sale of Hy-Test receivables and inventory, the sale of the Kirksville, Missouri factory, the transfer of certain liabilities to Wolverine, the use of cash proceeds from the sale to eliminate outstanding borrowings under the bank credit facility, and the unapplied balance of the cash proceeds from the sale, net of transaction costs and taxes as a result of the transaction.


LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

As part of a continuing effort to decrease working capital requirements, the Company initiated a program in 1994 to identify additional opportunities to reduce working capital. To date, the Company has been successful in significantly reducing its inventory requirements by: (i) eliminating poor performing product styles; (ii) reducing the range of sizes and eliminating duplication of its products; (iii) reducing inventory at Company-operated stores; (iv) reducing inventory at the Company's Jefferson City, Missouri distribution center by redesigning certain processes and systems; (v) expanding supplier partnering programs to reduce lead times and improve quality of raw materials; and (vi) redesigning management incentives to emphasize working capital improvements. Under this program, inventory was reduced $27,357 during the 1995 fiscal year. During the three months ended March 30, 1996, the Company reduced inventory by $11,064, primarily due to the sale of the assets of the Hy-Test division. The Company intends to continue to implement its inventory reduction initiatives.

Working capital at March 30, 1996 was $103,334, as compared to $111,922 at December 30, 1995. The decrease is primarily due to the sale of assets of the Hy-Test division and the use of a portion of the cash proceeds to reduce to zero the $17.6 million of outstanding borrowings under the Company's bank credit facility as of the sale date. Cash interest payments totaled $4,827 during First Quarter 1996, and cash income tax payments were $853 during First Quarter 1996.


     FINANCING ARRANGEMENTS

Credit facility borrowings will be made from time to time to finance future liquidity requirements, including seasonal working capital requirements. Maximum availability under the facility is determined by the amount of eligible accounts receivable and inventory at month end (borrowing base). The Company had no seasonal borrowings outstanding at March 30, 1996. On March 22, 1996, cash proceeds from the sale of the assets of Hy-Test were used to reduce to zero the $17.6 million then outstanding balance under the Company's bank credit facility. The credit facility provides for borrowings of up to $75,000 based on a borrowing base formula and includes, as part of and not in addition to the $75,000 credit limit, a subfacility for the issuance of up to an aggregate of $60,000 in letters of credit for issuance to Florsheim suppliers in connection with the importation of foreign goods and for other corporate purposes and foreign currency hedging obligations. As of March 30, 1996, the Company's borrowing base was approximately $37,500, outstanding letters of credit were $2,220, and outstanding borrowings under the credit facility were zero as compared to $10,676 at December 30, 1995. The borrowing base was reduced by approximately $11 million due to the sale of the assets of Hy-Test.

On March 22, 1996, the Company received an amendment to its credit facility agreement allowing it to purchase on the open market (and retire) Senior Notes using up to $15,000 of proceeds from the credit facility. Such repurchases, if executed, will enable the Company to reduce its interest expense by replacing a portion of the Senior Notes with lower cost debt from the credit facility. However, the amount of availability under the credit facility to meet working capital and other borrowing needs is reduced by the amount borrowed for the purpose of purchasing Senior Notes, and the term of the credit facility is less than the maturity date of the Senior Notes. Nevertheless, Florsheim believes that available borrowings under the credit facility, together with cash generated from operations, will be adequate to meet debt service, capital expenditures, and other liquidity requirements for the foreseeable future.

As of March 30, 1996, the Company had made no purchases of Senior Notes under the amendment.

SEASONALITY OF BUSINESS

Typically, the Company's net sales are somewhat seasonal with slightly greater net sales occurring in the fourth quarter of each fiscal year.

                           PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)  The following exhibits are filed as part of this report:

           11. Statement re Computation of Net Earnings Per Common Share.

      (b) A Form 8-K was not required to be filed during the quarter ended March 30, 1996.
           A Form 8-K was filed on April 3, 1996 with regards to the sale of the assets of the Hy-Test division to Wolverine World Wide, Inc..

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE FLORSHEIM SHOE COMPANY
                                        (Registrant)


                                 By   Larry J. Svoboda
                                      ---------------------------
                                      Larry J. Svoboda
                                      Vice-President, Finance,
                                      Chief Financial Officer and
                                      Secretary




Date:  May 14, 1996

                                 EXHIBIT INDEX



Exhibit
 No.

 11      Statement re Computation of Net Earnings Per Common Share.
