Form 10-Q
period 1996-06-29
FLORSHEIM SHOE CO /DE/
filed 1996-08-02
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         -----------------------------
                                   FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     June 29, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _______________________ TO _______________________

                         COMMISSION FILE NUMBER 0-24730

                           THE FLORSHEIM SHOE COMPANY
             (Exact name of registrant as specified in its charter)


                       Delaware                           36-3520923
     ------------------------------------------------  -------------------
     (State or other jurisdiction of incorporation or  (I.R.S. Employer
     organization)                                     Identification No.)

     130 South Canal Street, Chicago, Illinois              60606
     ------------------------------------------------  -------------------
     (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code (312) 559-2500
                                                          --------------

                                 Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

                      8,346,051 Shares as of July 26, 1996
                      ------------------------------------

================================================================================

                          PART I FINANCIAL INFORMATION




Item 1. Financial Statements


Consolidated Financial Statements for the quarter ended June 29, 1996.


     Consolidated Balance Sheet:

             June 29, 1996
             December 30, 1995

     Consolidated Statement of Operations:

             Three Months Ended June 29, 1996
             Three Months Ended July 1, 1995

             Six Months Ended June 29, 1996
             Six Months Ended July 1, 1995

     Consolidated Statement of Cash Flows:

             Six Months Ended June 29, 1996
             Six Months Ended July 1, 1995

     Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months and the six months ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

                          THE FLORSHEIM SHOE COMPANY
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

- ----------------------------------------------------------------------------------------------------------
                                                                                             Unaudited
                                                                                          ----------------
                                                                           December 30,       June 29,
                ASSETS                                                        1995              1996
- ----------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                             $     5,249       $    20,466
  Receivables, less allowances of $2,284 at
    December 30, 1995 and $1,963 at June 29, 1996                            36,113            25,947
  Inventories                                                                84,684            68,766
  Deferred tax assets, net                                                   10,027            10,582
  Prepaid expenses and other current assets                                   4,091             4,795
- ----------------------------------------------------------------------------------------------------------
Total current assets                                                        140,164           130,556
Property, plant and equipment                                                34,388            34,297
Less accumulated depreciation                                                12,646            14,736
- ----------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                            21,742            19,561
Deferred tax assets, net                                                      6,144             5,818
Other assets                                                                 18,271            17,900
- ----------------------------------------------------------------------------------------------------------
                                                                        $   186,321       $   173,835
- ----------------------------------------------------------------------------------------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------
Current liabilities:
  Notes payable                                                         $        94       $       224
  Accounts payable                                                           11,492             8,951
  Accrued expenses                                                           13,088            13,780
  Accrued interest expense                                                    3,082             2,912
  Accrued income taxes payable                                                  486               237
- ----------------------------------------------------------------------------------------------------------
Total current liabilities                                                    28,242            26,104
Long-term debt                                                               80,126            69,450
Other long-term liabilities                                                  22,885            23,235
- ----------------------------------------------------------------------------------------------------------
                                                                            131,253           118,789
Shareholders' equity:
    Preferred stock, without par value, 2,000,000 shares
      authorized and no shares issued and outstanding                             -                 -
    Common stock, 20,000,000 shares authorized,
      without par value, $1.00 stated value, 8,346,051 shares
      issued and outstanding                                                  8,346             8,346
    Paid-in capital                                                          50,295            50,295
    Accumulated translation adjustment                                         (251)              170
    Retained earnings (deficit)                                              (3,322)           (3,765)
- ----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   55,068            55,046
- ----------------------------------------------------------------------------------------------------------
                                                                        $   186,321       $   173,835
- ----------------------------------------------------------------------------------------------------------

                           THE FLORSHEIM SHOE COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


- -------------------------------------------------------------------------------------
                                                       Three months    Three months
                                                           ended          ended
                                                          July 1,        June 29,
                                                           1995            1996
- -------------------------------------------------------------------------------------
Net sales                                              $   68,859      $   58,958
Cost of sales                                              38,378          31,059
- -------------------------------------------------------------------------------------
Gross profit                                               30,481          27,899
Selling, general
  and administrative expenses                              28,366          26,005
- -------------------------------------------------------------------------------------
Earnings from operations                                    2,115           1,894
Interest expense, net                                       3,520           2,397
Other income, net                                              48              60
- -------------------------------------------------------------------------------------
Loss before income taxes                                   (1,357)           (443)
Income tax benefit                                           (475)           (159)
- -------------------------------------------------------------------------------------
Net loss                                               $     (882)     $     (284)
- -------------------------------------------------------------------------------------
Net loss per common share                              $    (0.10)     $    (0.03)
- -------------------------------------------------------------------------------------
Weighted average common shares outstanding                      -       8,346,051
Weighted average common shares /
  equivalents outstanding                               8,416,477               -
- -------------------------------------------------------------------------------------

                        THE FLORSHEIM SHOE COMPANY
                   CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands except per share data)
                                (Unaudited)

- ------------------------------------------------------------------------------
                                                   Six months      Six months
                                                      ended           ended
                                                     July 1,         June 29,
                                                      1995            1996
- ------------------------------------------------------------------------------
Net sales                                        $   139,990    $   120,885
Cost of sales                                         77,628         65,102
- ------------------------------------------------------------------------------
Gross profit                                          62,362         55,783
Selling, general
  and administrative expenses                         56,349         52,888
- ------------------------------------------------------------------------------
Earnings from operations                               6,013          2,895
Interest expense, net                                  6,989          5,191
Other income, net                                         68          1,604
- ------------------------------------------------------------------------------
Loss before income taxes                                (908)          (692)
Income tax benefit                                      (318)          (248)
- ------------------------------------------------------------------------------
Net loss                                         $      (590)   $      (444)
- ------------------------------------------------------------------------------
Net loss per common share                        $     (0.07)   $     (0.05)
- ------------------------------------------------------------------------------
Weighted average common shares outstanding                 -      8,346,051
Weighted average common shares /
  equivalents outstanding                          8,414,482              -
- ------------------------------------------------------------------------------

                          THE FLORSHEIM SHOE COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

- ----------------------------------------------------------------------------------------------------------
                                                                                 Six months   Six months
                                                                                   ended        ended
                                                                                  July 1,      June 29,
                                                                                   1995         1996
- ----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                    $    (590)     $   (444)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    (excluding assets/liabilities related to
    the sale of assets of Hy-Test):
      Loss (gain) on disposal of assets                                              23        (1,847)
      Depreciation and amortization                                               2,386         2,329
      Deferred taxes                                                                 95          (488)
      Noncash interest expense                                                      472           443
      Decrease in receivables                                                     4,528         1,379
      Decrease in inventories                                                     9,224         4,660
      Increase in prepaid expenses and other assets                              (2,975)         (485)
      Increase (decrease) in accounts payable, accrued
        interest expense and other accrued expenses                                 176        (1,667)
      Increase in other long-term liabilities                                        32           350
- ----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        13,371         4,230
- ----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of assets of Hy-Test,
    net of transaction costs                                                          -        22,600
  Proceeds from the disposal of assets                                               94           110
  Additions to property, plant and equipment                                     (2,187)       (1,177)
- ----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              (2,093)       21,533
- ----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes and loans payable                                             -           130
  Payments of long-term debt                                                    (10,783)      (10,676)
- ----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (10,783)      (10,546)
- ----------------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                         495        15,217
  Cash and cash equivalents at beginning of period                                4,872         5,249
- ----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $   5,367      $ 20,466
- ----------------------------------------------------------------------------------------------------------
  Supplemental disclosure:
    Cash payments for income taxes, net                                       $   1,274      $    934

    Cash payments for interest                                                $   4,643      $  4,918
- ----------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 29, 1996
(Dollars in thousands)
(Unaudited)


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

(3)     NET EARNINGS (LOSS) PER COMMON SHARE

        For the six months ended June 29, 1996, net loss per share data was computed using the average weighted shares outstanding. Common stock equivalents were not used due to the antidilutive effect on the computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 29, 1996
(Dollars in thousands)
(Unaudited)


(4)     INVENTORIES

        Inventories are summarized as follows:


- -----------------------------------------------------------------------
                              December 30,          June 29,
                                  1995                1996

- -----------------------------------------------------------------------
        Retail merchandise    $   45,543          $  41,724
        Finished Products         29,186             19,203
        Work-in-process            1,418                951
        Raw materials              8,537              6,888
                              ----------          ---------
                              $   84,684          $  68,766
                              ==========          =========
- -----------------------------------------------------------------------

(5)     SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

        In connection with the Distribution, Florsheim issued $85,000, of which $69,450 are outstanding at June 29, 1996, of 12-3/4% Senior Notes due 2002. The Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

        The following condensed consolidating information presents:

         1. Condensed consolidating balance sheets as of December 30, 1995 and June 29, 1996, condensed consolidating statements of operations for the three months ended July 1, 1995 and the three months ended June 29, 1996, condensed consolidating statements of operations and statements of cash flows for the six months ended July 1, 1995 and the six months ended June 29, 1996, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

         2. Florsheim, the parent, with the investments in the guarantor and nonguarantor subsidiaries accounted for on the equity method, and

         3. Elimination entries necessary to consolidate Florsheim, the parent, with the guarantor and nonguarantor subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 29, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

                    Condensed Consolidating Balance Sheet
                              December 30, 1995


- -------------------------------------------------------------------------------------------------------------------
                                                         Guarantor    Nonguarantor
                                            Parent     subsidiaries   subsidiaries    Eliminations    Consolidated
- -------------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                        $    2,658    $    1,131     $    1,460      $         -     $    5,249
    Receivables                              15,756        10,490          8,906              961         36,113
    Inventories                              45,250        28,751         10,683                -         84,684
    Prepaid expenses and
      other current assets                   11,032         1,450          1,636                -         14,118
- -------------------------------------------------------------------------------------------------------------------
    Total current assets                     74,696        41,822         22,685              961        140,164
    Net property, plant and
      equipment                              14,473         4,640          2,629                -         21,742
    Other assets                             22,231         1,755            504              (75)        24,415
    Investments in subsidiaries              65,006             -              -          (65,006)             -
- -------------------------------------------------------------------------------------------------------------------
Total assets                             $  176,406    $   48,217     $   25,818      $   (64,120)    $  186,321
- -------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
  Current liabilities:
    Notes payable                                 -             -             94                -             94
    Accounts payable                          5,133         2,469          2,929              961         11,492
    Accrued expenses
      and other current
      liabilities                            13,194           874          2,588                -         16,656
- -------------------------------------------------------------------------------------------------------------------
  Total current liabilities                  18,327         3,343          5,611              961         28,242
  Long-term debt, less
    current maturities                       80,126             -              -                -         80,126
  Other long-term liabilities                22,885             -             75              (75)        22,885
  Shareholders' equity                       55,068        44,874         20,132          (65,006)        55,068
- -------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                   $  176,406    $   48,217     $   25,818      $   (64,120)    $  186,321
- -------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 30, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

                    Condensed Consolidating Balance Sheet
                                June 29, 1996

- -----------------------------------------------------------------------------------------------------------------------------
                                                                   Guarantor    Nonguarantor
                                                      Parent     subsidiaries   subsidiaries   Eliminations     Consolidated
- -----------------------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                                   $   17,167    $     1,791    $     1,508    $           -    $   20,466
    Receivables                                         21,315            147          6,579           (2,094)       25,947
    Inventories                                         35,412         21,152         12,202                -        68,766
    Prepaid expenses and
      other current assets                              13,230            745          1,402                -        15,377
- -----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                87,124         23,835         21,691           (2,094)      130,556
    Net property, plant and
      equipment                                         13,235          3,882          2,444                -        19,561
    Other assets                                        21,478          2,414            532             (706)       23,718
    Investments in subsidiaries                         44,549              -              -          (44,549)            -
- -----------------------------------------------------------------------------------------------------------------------------
Total assets                                        $  166,386    $    30,131    $    24,667    $     (47,349)   $  173,835
- -----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
  Current liabilities:
    Note payable                                             -              -            224                -           224
    Accounts payable                                     6,164          1,803          3,078           (2,094)        8,951
    Accrued expenses
      and other current
      liabilities                                       12,491          1,495          2,943                -        16,929
- -----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                           18,655          3,298          6,245           (2,094)       26,104

    Long-term debt, less
      current maturities                                69,450              -              -                -        69,450
    Other long-term liabilities                         23,235              -            706             (706)       23,235
    Shareholders' equity                                55,046         26,833         17,716          (44,549)       55,046
- -----------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                              $  166,386    $    30,131    $    24,667    $     (47,349)   $  173,835
- -----------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 29, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

               Condensed Consolidating Statements of Operations
                     For three months ended July 1, 1995

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    Guarantor       Nonguarantor
                                                     Parent        subsidiaries     subsidiaries    Eliminations      Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                        $    42,371     $    20,675      $      9,657     $     (3,844)    $     68,859
Cost of sales                                         24,217          12,385             5,620           (3,844)          38,378
- ------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          18,154           8,290             4,037                -           30,481
Selling, general and
  administrative expenses                             16,942           7,438             3,986                -           28,366
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                               1,212             852                51                -            2,115
Interest expense                                       3,520               -                 -                -            3,520
Equity in earnings of subsidiaries,
  net of tax                                             426               -                 -             (426)               -
Other income (expense), net                              130              21              (103)               -               48
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                        (1,752)            873               (52)            (426)          (1,357)
Income tax expense (benefit)                            (870)            349                46                -             (475)
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                              $      (882)    $       524      $        (98)    $       (426)    $       (882)
- ------------------------------------------------------------------------------------------------------------------------------------


                     For three months ended June 29, 1996

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    Guarantor       Nonguarantor
                                                     Parent        subsidiaries     subsidiaries    Eliminations      Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                        $    43,070     $    12,120       $     9,854     $     (6,086)     $    58,958
Cost of sales                                         25,435           6,103             5,607           (6,086)          31,059
- ------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          17,635           6,017             4,247                -           27,899
Selling, general and
  administrative expenses                             16,759           5,301             3,945                -           26,005
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                 876             716               302                -            1,894
Interest expense                                       2,397               -                 -                -            2,397
Equity in earnings of subsidiaries,
  net of tax                                             608               -                 -             (608)               -
Other income (expense), net                               49               -                11                -               60
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                          (864)            716               313             (608)            (443)
Income tax expense (benefit)                            (580)            284               137                -             (159)
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                              $      (284)    $       432       $       176     $       (608)     $      (284)
- ------------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 29, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

               Condensed Consolidating Statements of Operations
                       For six months ended July 1, 1995

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                     Guarantor      Nonguarantor
                                                     Parent        subsidiaries     subsidiaries    Eliminations     Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  84,858       $   43,643       $   19,044      $   (7,555)      $  139,990
Cost of sales                                         47,413           26,647           11,123          (7,555)          77,628
- ------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          37,445           16,996            7,921               -           62,362
Selling, general and
  administrative expenses                             33,697           15,008            7,644               -           56,349
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                               3,748            1,988              277               -            6,013
Interest expense                                       6,989                -                -               -            6,989
Equity in earnings of subsidiaries,
  net of tax                                           1,327                -                -          (1,327)               -
Other income (expense), net                              147               20              (99)              -               68
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                        (1,767)           2,008              178          (1,327)            (908)
Income tax expense (benefit)                          (1,177)             796               63               -             (318)
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $    (590)      $    1,212       $      115      $   (1,327)      $     (590)
- ------------------------------------------------------------------------------------------------------------------------------------



                      For six months ended June 29, 1996

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                     Guarantor      Nonguarantor
                                                     Parent        subsidiaries     subsidiaries    Eliminations     Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $   84,201      $    29,119       $   19,781       $ (12,216)      $  120,885
Cost of sales                                         49,504           16,336           11,478         (12,216)          65,102
- ------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          34,697           12,783            8,303               -           55,783
Selling, general and
  administrative expenses                             32,301           12,557            8,030               -           52,888
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                               2,396              226              273               -            2,895
Interest expense                                       5,191                -                -               -            5,191
Equity in earnings of subsidiaries,
  net of tax                                            (335)               -                -             335                -
Other income (expense), net                            1,593              (12)              23               -            1,604
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                        (1,537)             214              296             335             (692)
Income tax expense (benefit)                          (1,093)             645              200               -             (248)
- ------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                               $     (444)     $      (431)      $       96       $     335       $     (444)
- ------------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 29, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

               Condensed Consolidating Statements of Cash Flows
                      For six months ended July 1, 1995

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor
                                                        Parent       subsidiaries    subsidiaries   Eliminations    Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by
  operating activities                              $   11,779       $     353       $  2,914       $    (1,675)    $  13,371
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing
  activities:
    Proceeds from the
      disposal of assets                                    94               -              -                 -            94
    Additions to property,
      plant and equipment                               (1,532)           (259)          (396)                -        (2,187)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities                                            (1,438)           (259)          (396)                -        (2,093)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing
  activities:
  Net capital contribution
    from (to) Parent                                      (763)            652         (1,564)            1,675             -
  Payment of long-term debt                            (10,783)              -              -                 -       (10,783)
- ------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                               (11,546)            652         (1,564)            1,675       (10,783)
- ------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                                  (1,205)            746            954                 -           495
Cash and cash equivalents
  at beginning of period                                 2,157           1,061          1,654                 -         4,872
- ------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period                                  $      952       $   1,807       $  2,608       $         -     $   5,367
- ------------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 29, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

               Condensed Consolidating Statements of Cash Flows
                      For six months ended June 29, 1996

- -----------------------------------------------------------------------------------------------------------------------
                                                           Guarantor     Nonguarantor
                                              Parent      subsidiaries   subsidiaries   Eliminations     Consolidated
- -----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities
  (excluding assets/liabilities related
  to the sale of assets of Hy-Test)         $   2,806       $  (1,161)     $   2,995        $    (410)    $    4,230
- -----------------------------------------------------------------------------------------------------------------------
Cash flows from investing
  activities:
    Proceeds from the sale of assets of
      Hy-Test, net of transaction costs        22,600               -              -                -         22,600
    Proceeds from the
      disposal of assets                          110               -              -                -            110
    Additions to property,
      plant and equipment                        (753)           (280)          (144)               -         (1,177)
- -----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                         21,957            (280)          (144)               -         21,533
- -----------------------------------------------------------------------------------------------------------------------
Cash flows from financing
  activities:
  Net increase in notes and loans payable           -               -            130                -            130
  Net capital contribution
    from (to) Parent                              422           2,101         (2,933)             410              -
  Payment of long-term debt                   (10,676)              -              -                -        (10,676)
- -----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                      (10,254)          2,101         (2,803)             410        (10,546)
- -----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash
  equivalents                                  14,509             660             48                -         15,217
Cash and cash equivalents
  at beginning of period                        2,658           1,131          1,460                -          5,249
- -----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period                          $  17,167       $   1,791      $   1,508        $       -     $   20,466
- -----------------------------------------------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


(Dollars in thousands)

OVERVIEW

The Florsheim Shoe Company (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 354 company-operated specialty stores and outlet stores as of June 29, 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1996 COMPARED TO THREE MONTHS ENDED JULY 1, 1995.

Historical Comparisons

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.

- --------------------------------------------------------------------------------
                                              Three months ended
                                 -----------------------------------------------
(Dollars in thousands)              July 1, 1995              June 29, 1996
- --------------------------------------------------------------------------------
                                    Amount    %               Amount      %
- --------------------------------------------------------------------------------
Net sales:
  U.S. Wholesale                 $  19,651   28.5 %        $   18,895    32.0 %
  U.S. Retail                       30,493   44.3              29,691    50.4
  International (including
    exports from U.S.)              10,107   14.7              10,372    17.6
- --------------------------------------------------------------------------------
  Subtotal                          60,251   87.5              58,958   100.0

  Hy- Test (1)                       8,608   12.5                   -     0.0
- --------------------------------------------------------------------------------
  Total net sales                $  68,859  100.0 %        $   58,958   100.0 %
- --------------------------------------------------------------------------------
Percent change in same store
  sales (2)                                  (4.9)%                      (2.1)%

EBITDA (3)                       $   3,256    4.7 %        $    3,024     5.1 %
- --------------------------------------------------------------------------------
Interest expense, net            $   3,520                 $    2,397
Less: non-cash interest                236                        222
                                 ---------                 ----------
Cash interest expense, net       $   3,284                 $    2,175
                                 =========                 ==========
- --------------------------------------------------------------------------------
Number of retail stores:
  U.S. specialty                       223                        211
  U.S. outlets                          80                         91
  International                         57                         52
                                 ---------                 ----------
      Total                            360                        354
                                 =========                 ==========
- --------------------------------------------------------------------------------




      (1)  The Hy-Test safety shoe business  was sold on March 22, 1996.

      (2) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the preceding period of comparable length.

      (3) Earnings before interest expense, income taxes, depreciation and amortization, and other income (expense), net.

- -------------------------------------------------------------------------------
                                                       Three months ended
                                                  -----------------------------
                                                      July 1,        June 29,
Operations data (as a percent of net sales)            1995            1996
- -------------------------------------------------------------------------------
Net sales                                              100.0  %        100.0  %
Gross profit                                            44.3            47.3
Selling, general, and administrative expenses           41.2            44.1
Earnings from operations                                 3.1             3.2
Interest expense                                         5.1             4.1
Net loss                                                (1.3)           (0.5)
- -------------------------------------------------------------------------------

Net sales for the three months ended June 29, 1996 (Second Quarter 1996) were $58,958, down $9,901, or 14.4%, as compared to the three months ended July 1, 1995 (Second Quarter 1995). Of the decrease, $8,608, or 12.5% is attributed to the Hy-Test division, which was sold on March 22, 1996. U.S. wholesale net sales decreased $756, or 3.8%, due primarily to a decrease in unit volume reflecting difficult market conditions partially offset by gains from increased average selling price. U.S. retail net sales decreased $802, or 2.6%, as additional sales from stores opened during or after the Second Quarter 1995 were more than offset by store closings and Second Quarter 1996 same store sales decreases at U.S. specialty stores of 2.1%. International sales increased $265, or 2.6%.

Gross profit margin for Second Quarter 1996 was 47.3% of net sales, as compared to 44.3% of net sales for Second Quarter 1995. The increase was due to a mix change (reflecting the sale of Hy-Test) to a higher percentage of retail sales and costs decreases due to the Company's expense reduction programs and was partially offset by increased price promotion activity.

Selling, general and administrative expenses for Second Quarter 1996 were $26,005, a decrease of $2,361, or 8.3%, from Second Quarter 1995. Selling, general and administrative expenses for Second Quarter 1996 were 44.1% of net sales, an increase from 41.2% of net sales for Second Quarter 1995 due to lower sales volume and a mix change reflecting the sale of Hy-Test. Expense decreases due to the Company's expense reduction programs were partially offset by increased selling costs and spending on sales growth opportunities.

Earnings from operations for Second Quarter 1996 were $1,894, a decrease of $221, or 10.4%, from Second Quarter 1995, and EBITDA for Second Quarter 1996 was $3,024, a decrease of $232, or 7.1%, from Second Quarter 1995. Earnings from operations for Second Quarter 1996 were 3.2% of net sales, as compared to 3.1% of net sales for Second Quarter 1995, and EBITDA for Second Quarter 1996 was 5.1% of net sales, as compared to 4.7% net sales for Second Quarter 1995. The decrease in earnings from operations was primarily due to sales volume decreases and the elimination of the operating profit contribution by Hy-Test to central overhead offset in part by the effect of the Company's expense reduction programs.

Interest expense for Second Quarter 1996 was $2,397, as compared to the Second Quarter 1995 amount of $3,520. This decrease is due to the lower amount of Senior Notes outstanding in Second Quarter 1996 as compared to the Second Quarter 1995 and the fact that there were no outstanding borrowings under the credit facility during the Second Quarter 1996.

The loss per share for Second Quarter was $ 0.03 per share, an improvement of $0.07 per share from the Second Quarter 1995. The improvement is primarily due to the reduction in interest expense.

Pro forma Comparisons

The following pro forma financial data reflects the sale of the assets of Hy-Test as if the sale had occurred as of January 1, 1995 for pro forma statement of operations purposes. The pro forma data excludes the net sales and direct costs of the Hy-Test division and the Hy-Test operating profit contribution to central overhead costs. Management believes that the assumptions used provide a reasonable basis on which to present the pro forma condensed financial data. The pro forma data are presented for informational purposes only and are not necessarily indicative of the results that would have been achieved had the transaction actually been consummated as of such date.

- -------------------------------------------------------------------------------------------
Statement of Operations Data                               Three months ended
                                           ------------------------------------------------
                                                  Pro forma
                                                   July 1,                June 29,
                                                    1995                    1996
- -------------------------------------------------------------------------------------------
                                               Amount      %            Amount    %
- -------------------------------------------------------------------------------------------
Net sales                                     $60,251    100.0  %      $58,958  100.0  %
Gross profit                                   28,184     46.8          27,899   47.3
Selling, general, and
  administrative expenses                      26,505     44.0          26,005   44.1
Earnings from operations                        1,679      2.8           1,894    3.2
EBITDA                                          2,791      4.6           3,024    5.1
- -------------------------------------------------------------------------------------------

Net sales for Second Quarter 1996 were $1,293 (2.1%) lower than for Second Quarter 1995 pro forma net sales. As noted above, the reduction was primarily due to decreases in U.S. wholesale unit volume and same store sale decreases at Company-operated stores.

Earnings from operations and EBITDA for Second Quarter 1996 were $215 and $233, respectively, greater than Second Quarter 1995 pro forma earnings from operations and pro forma EBITDA. As noted above, the effect of the expense reduction programs were partially offset by the lower sales volume and increased price promotion activity.

The pro forma operations data percentages reflect the elimination of the Hy-Test operating profit contribution to central overhead. As the result of the Hy-Test asset sale, the Company's sales mix shifts to a higher percentage of the total sales from the Company-operated retail stores. Accordingly, the pro forma gross profit increases as a percent of sales as compared to historical results with an offsetting increase in the pro forma selling, general and administrative expenses as a percent of sales as compared to historical results.

SIX MONTHS ENDED JUNE 29, 1996 COMPARED TO SIX MONTHS ENDED JULY 1, 1995.

Historical Comparisons

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.


- ----------------------------------------------------------------------------------------------------
                                                                  Six months ended
                                                 ---------------------------------------------------
(Dollars in thousands)                               July 1, 1995                 June 29, 1996
- ----------------------------------------------------------------------------------------------------
                                                     Amount     %                 Amount      %
- ----------------------------------------------------------------------------------------------------
Net sales:
  U.S. Wholesale                                 $   39,887    28.5  %         $  35,896     29.7  %
  U.S. Retail                                        59,452    42.5               56,995     47.1
  International (including
    exports from U.S.)                               19,916    14.2               21,051     17.4
- ----------------------------------------------------------------------------------------------------
  Subtotal                                          119,255    85.2              113,942     94.3

  Hy- Test (1)                                       20,735    14.8                6,943      5.7
- ----------------------------------------------------------------------------------------------------
  Total net sales                                $  139,990   100.0  %         $ 120,885    100.0  %
- ----------------------------------------------------------------------------------------------------
Percent change in same store
  sales (2)                                                    (7.8) %                       (2.6) %

EBITDA (3)                                       $    8,399     6.0  %         $   5,224      4.3  %
- ----------------------------------------------------------------------------------------------------
Interest expense, net                            $    6,989                    $   5,191
Less: non-cash interest                                 472                          443
                                                 ----------                    ---------
Cash interest expense, net                       $    6,517                    $   4,748
                                                 ==========                    =========
- ----------------------------------------------------------------------------------------------------

      (1)  The Hy-Test safety shoe business was sold on March 22, 1996.

      (2) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the preceding period of comparable length.

      (3) Earnings before interest expense, income taxes, depreciation and amortization, and other income (expense), net.


- -------------------------------------------------------------------------------
                                                         Six months ended
                                                  -----------------------------
                                                      July 1,        June 29,
Operations data (as a percent of net sales)            1995            1996
- -------------------------------------------------------------------------------
Net sales                                              100.0  %        100.0  %
Gross profit                                            44.5            46.1
Selling, general, and administrative expenses           40.3            43.8
Earnings from operations                                 4.3             2.4
Interest expense                                         5.0             4.3
Net loss                                                (0.4)           (0.4)
- -------------------------------------------------------------------------------


Net sales for the six months ended June 29, 1996 (First Half 1996) were $120,885, down $19,105, or 13.6%, as compared to the six months ended July 1, 1995 (First Half 1995). Of the decrease, $13,792, or 9.8%, is attributed to the

Hy-Test division, which was sold on March 22, 1996. U.S. wholesale net sales decreased $3,991, or 10.0%, due to decreases in unit volume reflecting difficult market conditions. U.S. retail net sales decreased $2,457, or 4.1%, as additional sales from stores opened during or after the First Half 1995 were more than offset by store closings and First Half 1996 same store sales decreases at U.S. specialty stores of 2.6%. International sales increased $1,135, or 5.7%, with the increase due to increased sales at company-operated stores and expanded wholesale distribution.

Gross profit margin for First Half 1996 was 46.1% of net sales, as compared to 44.5% of net sales for First Half 1995. The increase was due to a mix change (reflecting the sale of Hy-Test) to a higher percentage of retail sales, and costs decreases due to the Company's expense reduction programs and was partially offset by increased price promotion activity.

Selling, general and administrative expenses for First Half 1996 were $52,888, a decrease of $3,461, or 6.1%, from First Half 1995. Selling, general and administrative expenses for First Half 1996 were 43.8% of net sales, an increase from 40.3% of net sales for First Half 1995 due to lower sales volume and a mix change reflecting the sale of Hy-Test. Expense decreases due to the Company's expense reduction programs were partially offset by increased selling costs and spending on sales growth opportunities.

Earnings from operations for First Half 1996 were $2,895, a decrease of $3,118, or 51.9%, from First Half 1995, and EBITDA for First Half 1996 was $5,224, a decrease of $3,175, or 37.8%, from First Half 1995. Earnings from operations for First Half 1996 were 2.4% of net sales, as compared to 4.3% of net sales for First Half 1995, and EBITDA for First Half 1996 was 4.3% of net sales, as compared to 6.0% of net sales for First Half 1995. The decrease was primarily due to sales volume decreases and the elimination of the operating profit contribution by Hy-Test to central overhead offset by the effect of the Company's expense reduction programs.

Interest expense for First Half 1996 was $5,191, as compared to the First Half 1995 amount of $6,989. This decrease is due to the lower amount of Senior Notes outstanding and lower average outstanding borrowings under the credit facility during the First Half 1996 as compared to the average outstanding during First Half 1995.

The loss per share for First Half 1996 was $ 0.05 per share, an improvement of $ 0.02 per share from the First Half 1995. The improvement is primarily due to the reduction in interest expense partially offset by the reduction in earnings from operations due to sales volume decreases.

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

- -----------------------------------------------------------------------------------
Statement of Operations Data                           Six months ended
                                            ---------------------------------------
                                                           Pro forma
                                            ---------------------------------------
                                                 July 1,              June 29,
                                                  1995                 1996
- -----------------------------------------------------------------------------------
                                             Amount     %          Amount    %
- -----------------------------------------------------------------------------------
Net sales                                   $119,255  100.0  %    113,942  100.0  %
Gross profit                                  56,903   47.7        54,183   47.6
Selling, general, and
  administrative expenses                     52,366   43.9        50,788   44.6
Earnings from operations                       4,537    3.8         3,395    3.0
EBITDA                                         6,862    5.8         5,724    5.0
- -----------------------------------------------------------------------------------

Pro forma net sales for First Half 1996 were $5,313 (4.5%) lower than for First Half 1995 pro forma net sales. As noted above, the reductions were primarily due to decreases in U.S. wholesale unit volume and same store sale decreases at Company-operated stores.

Pro forma earnings from operations and pro forma EBITDA for First Half 1996 were $1,142 and $1,138, respectively, lower than First Half 1995. As noted above, the effect of the expense reduction programs were more than offset by the lower sales volume and increased price promotion activity.

The pro forma operations data percentages reflect the elimination of the Hy-Test operating profit contribution to central overhead. As the result of the Hy-Test asset sale, the Company's sales mix shifts to a higher percentage of the total sales from the Company-operated retail stores. Accordingly, the pro forma gross profit increases as a percent of sales as compared to historical results with an offsetting increase in the pro forma selling, general and administrative expenses as a percent of sales as compared to historical results.

The pro forma balance sheet data reflects the sale of Hy-Test receivables and inventory, the sale of the Kirksville, Missouri factory, the transfer of certain liabilities to Wolverine, the use of cash proceeds from the sale to eliminate outstanding borrowings under the bank credit facility, and the unapplied balance of the cash proceeds from the sale, net of transaction costs and taxes as a result of the transaction, as if the transaction occurred as of December 30, 1995.

- -----------------------------------------------------------------------
Balance Sheet Data                             Pro forma
                                              ------------
                                              December 30,   June 29,
ASSETS                                            1995         1996
- -----------------------------------------------------------------------
Cash and cash equivalents                     $ 16,227      $ 20,466
Receivables, net                                25,810        25,947
Inventories                                     74,826        68,766
Other current assets                            14,111        15,377
- -----------------------------------------------------------------------
Total current assets                           130,974       130,556

Property, plant and equipment, net              20,686        19,561
Other assets                                    23,898        23,718
- -----------------------------------------------------------------------
Total assets                                  $175,558      $173,835
- -----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                           $ 27,242      $ 26,104
- -----------------------------------------------------------------------
Long-term debt                                  69,450        69,450
Other long-term liabilities                     22,885        23,235
- -----------------------------------------------------------------------
Total liabilities                              119,577       118,789
- -----------------------------------------------------------------------
Shareholders' equity                            55,981        55,046
Total liabilities & shareholders' equity      $175,558      $173,835
- -----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

As part of a continuing effort to decrease working capital requirements, the Company initiated a program in 1994 to identify additional opportunities to reduce working capital. To date, the Company has been successful in significantly reducing its inventory requirements by: (i) eliminating poor performing product styles; (ii) reducing the range of sizes and eliminating duplication of its products; (iii) reducing inventory at Company-operated stores; (iv) reducing inventory at the Company's Jefferson City distribution center by redesigning current processes and systems; (v) expanding supplier partnering programs to reduce lead times and improve quality of raw materials; and (vi) redesigning management incentives to emphasize working capital improvements. Under this program, inventory was reduced $27,357 during the 1995 fiscal year. During the three months ended June 29, 1996, the Company reduced inventory by

$4,660, following a reduction of $11,064 during the three months ended March 30, 1996 primarily due to the sale of the assets of the Hy-Test division. The Company intends to continue to implement its inventory reduction initiatives.

Working capital at June 29, 1996 was $104,452, as compared to $111,922 at December 30, 1995. The decrease is primarily due to the inventory reduction during the First Half 1996, the sale of assets of the Hy-Test division and the use of a portion of the cash proceeds to reduce to zero the $17.6 million of outstanding borrowings under the Company's bank credit facility as of the sale date. Cash interest payments totaled $4,918 during First Half 1996, and cash income tax payments were $934 during First Half 1996.

     FINANCING ARRANGEMENTS

Credit facility borrowings may be made from time to time to finance future liquidity requirements, including seasonal working capital requirements. The credit facility provides for borrowings of up to $75,000 based on a borrowing base formula reflecting eligible accounts receivable and inventory and includes, as part of and not in addition to the $75,000 credit limit, a subfacility for the issuance of up to an aggregate of $60,000 in letters of credit for issuance to Florsheim suppliers in connection with the importation of foreign goods and for other corporate purposes and foreign currency hedging obligations. As of June 29, 1996, the Company's borrowing base was approximately $30,900, outstanding letters of credit were $2,601, and there were no outstanding borrowings under the credit facility. The borrowing base was reduced by approximately $11 million due to the sale of the assets of Hy-Test. There were $224 of outstanding borrowings under a line of credit for a foreign subsidiary as of June 29, 1996.

On March 22, 1996, the Company received an amendment to its credit facility agreement allowing it to purchase on the open market (and retire) Senior Notes using up to $15,000 of proceeds from the credit facility. Such repurchases, if executed, will enable the Company to reduce its interest expense by replacing a portion of the Senior Notes with lower cost debt from the credit facility. However, the amount of availability under the credit facility to meet working capital and other borrowing needs is reduced by the amount borrowed for the purpose of purchasing Senior Notes, and the term of the credit facility is less than the maturity date of the Senior Notes. As of June 29, 1996, the Company had made no purchases of Senior Notes under the amendment. Florsheim believes that, if repurchases of Senior Notes are made, available borrowings under the credit facility, together with cash generated from operations, will be adequate to meet debt service, capital expenditures, and other liquidity requirements for the foreseeable future.


SEASONALITY OF BUSINESS

Typically, the Company's net sales are somewhat seasonal with slightly greater net sales occurring in the fourth quarter of each fiscal year.

                           PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders, held on May 15, 1996, stockholders voted upon the following matters:

      (a) Election of 11 directors. The number of votes cast for and withheld for each individual are as follows:


                 Name                      For                Withheld
                 ----                      ---                --------
           Bernard Attal                 7,990,872             32,224
           Charles J. Campbell           8,000,692             22,404
           Robert H. Falk                8,000,674             22,422
           Michael S. Gross              8,000,569             22,527
           John J. Hannan                8,000,618             22,478
           Joshua J. Harris              7,990,486             32,610
           John H. Kissick               8,000,624             22,472
           Richard B. Loynd              8,000,421             22,675
           John Madden                   7,999,584             23,512
           Ronald J. Mueller             8,000,579             22,517
           Michael D. Weiner             8,000,618             22,478


      (b) Proposal to approve the adoption of 1994 Stock Option Plan, as amended and restated

                 Affirmative votes           6,917,283
                 Negative votes                 84,528
                 Abstentions                    10,525
                 Broker non votes            1,010,760


      (c) Proposal to approve the adoption of Charles J. Campbell Stock Option Plan, as amended and restated

                 Affirmative votes           7,755,569
                 Negative votes                 43,267
                 Abstentions                    10,076
                 Broker non votes              214,184


      (d) Proposal to ratify the selection of KPMG Peat Marwick as independent auditors for the fiscal year ending December 28, 1996

                 Affirmative votes           8,020,932
                 Negative votes                  1,207
                 Abstentions                       957



Item 6.  Exhibits and Reports on Form 8-K


         (a) The following exhibits are filed as part of this report:

              10.1 1994 Stock Option Plan, as amended and restated as of March 15, 1996 (incorporated by reference to Exhibit 10.1, as filed with the Company's Registration Statement on Form S-8 No. 333-6353)).

              10.2 Charles J. Campbell Stock Option Plan, as amended and restated as of March 15, 1996 (incorporated by reference to Exhibit 10.2, as filed with the Company's Registration Statement on Form S-8 (No. 333-6353)).

              11.   Statement re Computation of Net Earnings Per Common Share.

         (b) A Form 8-K was filed on April 3, 1996 with regards to the sale of the assets of the Hy-Test division to Wolverine World Wide, Inc.

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



Date:  August 2, 1996