Form 10-Q
period 1986-09-28
FLORSHEIM SHOE CO /DE/
filed 1996-10-25
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------
                                   FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     September 28, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _______________________ TO _______________________

                        COMMISSION FILE NUMBER  1-13474
                           THE FLORSHEIM SHOE COMPANY
             (Exact name of registrant as specified in its charter)


                       Delaware                           36-3520923
     ------------------------------------------------  -------------------
     (State or other jurisdiction of incorporation or  (I.R.S. Employer
     organization)                                     Identification No.)

     130 South Canal Street, Chicago, Illinois              60606
     ------------------------------------------------  -------------------
     (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code (312) 559-2500
                                                          --------------

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                     8,346,051 Shares as of October 8, 1996
                     --------------------------------------
================================================================================

                          PART I FINANCIAL INFORMATION




Item 1. Financial Statements


Consolidated Financial Statements for the quarter ended September 28, 1996.


     Consolidated Balance Sheet:

             September 28, 1996
             December 30, 1995

     Consolidated Statement of Operations:

             Three Months Ended September 28, 1996
             Three Months Ended September 30, 1995

             Nine Months Ended September 28, 1996
             Nine Months Ended September 30, 1995

     Consolidated Statement of Cash Flows:

             Nine Months Ended September 28, 1996
             Nine Months Ended September 30, 1995

     Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months and the nine months ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

                          THE FLORSHEIM SHOE COMPANY
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                                            Unaudited
                                                                                                           -----------
                                                                                         December 30,      September 28,
                              ASSETS                                                         1995               1996
------------------------------------------------------------------------------------------------------------------------

Current assets:
   Cash and cash equivalents                                                                 $5,249           $14,052
   Receivables, less allowances of $2,284 at
      December 30, 1995 and $2,475 at September 28, 1996                                     36,113            33,483
   Inventories                                                                               84,684            67,797
   Deferred tax assets, net                                                                  10,027            10,583
   Prepaid expenses and other current assets                                                  4,091             4,800
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        140,164           130,715
Property, plant and equipment                                                                34,388            35,291
Less accumulated depreciation                                                                12,646            15,625
------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                            21,742            19,666
Deferred tax assets, net                                                                      6,144             5,703
Other assets                                                                                 18,271            17,823
------------------------------------------------------------------------------------------------------------------------
                                                                                           $186,321          $173,907
------------------------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Notes payable                                                                                $94              $166
   Accounts payable                                                                          11,492            10,790
   Accrued expenses                                                                          13,088            13,996
   Accrued interest expense                                                                   3,082               674
   Accrued income taxes payable                                                                 486               369
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    28,242            25,995
Long-term debt                                                                               80,126            69,450
Other long-term liabilities                                                                  22,885            23,278
------------------------------------------------------------------------------------------------------------------------
                                                                                            131,253           118,723
Shareholders' equity:
   Preferred stock, without par value, 2,000,000 shares
      authorized and no shares issued and outstanding                                             -                 -
   Common stock, 20,000,000 shares authorized,
      without par value, $1.00 stated value, 8,346,051 shares
      issued and outstanding                                                                  8,346             8,346
   Paid-in capital                                                                           50,295            50,295
   Accumulated translation adjustment                                                          (251)              216
   Retained earnings (deficit)                                                               (3,322)           (3,673)
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   55,068            55,184
------------------------------------------------------------------------------------------------------------------------
                                                                                           $186,321          $173,907
------------------------------------------------------------------------------------------------------------------------

                          THE FLORSHEIM SHOE COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in thousands except per share data)
                                 (Unaudited)

------------------------------------------------------------------------------
                                               Three months      Three months
                                                  ended              ended
                                              September 30,      September 28,
                                                   1995              1996

------------------------------------------------------------------------------
Net sales                                         $67,992            $60,107
Cost of sales                                      38,531             31,965
------------------------------------------------------------------------------
Gross profit                                       29,461             28,142
Selling, general
   and administrative expenses                     28,244             25,650
------------------------------------------------------------------------------
Earnings from operations                            1,217              2,492
Interest expense, net                               3,199              2,361
Other income, net                                    (21)                 13
------------------------------------------------------------------------------
Earnings (loss) before income taxes               (2,003)                144
Income tax expense (benefit)                        (701)                 52
------------------------------------------------------------------------------
Net earnings (loss)                              $(1,302)                $92
------------------------------------------------------------------------------
Net earning (loss) per common share               $(0.16)              $0.01
------------------------------------------------------------------------------
Weighted average common shares outstanding      8,346,051                  -
Weighted average common shares /
   equivalents outstanding                              -          8,390,211
------------------------------------------------------------------------------

                          THE FLORSHEIM SHOE COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Dollars in thousands except per share data)
                                     (Unaudited)

-----------------------------------------------------------------------------------
                                                      Nine months       Nine months
                                                         ended             ended
                                                     September 30,     September 28,
                                                          1995              1996
-----------------------------------------------------------------------------------
Net sales                                               $207,982          $180,992
Cost of sales                                            116,159            97,067
-----------------------------------------------------------------------------------
Gross profit                                              91,823            83,925
Selling, general
   and administrative expenses                            84,593            78,538
-----------------------------------------------------------------------------------
Earnings from operations                                   7,230             5,387
Interest expense, net                                     10,188             7,552
Other income, net                                             47             1,617
-----------------------------------------------------------------------------------
Loss before income taxes                                 (2,911)             (548)
Income tax benefit                                       (1,019)             (197)
-----------------------------------------------------------------------------------
Net loss                                                $(1,892)            $(351)
-----------------------------------------------------------------------------------
Net loss per common share                                $(0.23)           $(0.04)
-----------------------------------------------------------------------------------
Weighted average common shares outstanding             8,346,051         8,346,051
-----------------------------------------------------------------------------------

                          THE FLORSHEIM SHOE COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                    Nine months      Nine months
                                                                                       ended            ended
                                                                                    September 30,    September 28,
                                                                                        1995             1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                            $(1,892)            $(351)
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
      (excluding assets/liabilities related to
      the sale of assets of Hy-Test):
         Loss (gain) on disposal of assets                                                  48            (2,144)
         Depreciation and amortization                                                   3,630             3,467
         Deferred taxes                                                                 (1,400)             (375)
         Noncash interest expense                                                          692               664
         (Increase) decrease in receivables                                              4,372            (6,157)
         Decrease in inventories                                                        14,002             5,629
         Increase in prepaid expenses and other assets                                  (3,044)             (443)
         Decrease in accounts payable, accrued
           interest expense and other accrued expenses                                  (3,338)           (1,718)
         Increase in other long-term liabilities                                           279               393
-------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                        13,349            (1,035)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Proceeds from sale of assets of Hy-Test,
         net of transaction costs                                                            -            22,600
      Proceeds from the disposal of assets                                                 157               420
      Additions to property, plant and equipment                                        (3,807)           (2,578)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     (3,650)           20,442
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net increase in notes and loans payable                                               38                72
      Payments of long-term debt                                                       (11,721)          (10,676)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                  (11,683)          (10,604)
--------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                              (1,984)            8,803
      Cash and cash equivalents at beginning of period                                   4,872             5,249
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $2,888           $14,052
--------------------------------------------------------------------------------------------------------------------
      Supplemental disclosure:
         Cash payments for income taxes, net                                            $1,464            $1,058
         Cash payments for interest                                                    $10,113            $9,296
--------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 28, 1996
(Dollars in thousands)
(Unaudited)


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

(3)     NET EARNINGS (LOSS) PER COMMON SHARE

        For the three months ended September 28, 1996, net earnings per share data was computed using the average weighted shares and common stock equivalents outstanding.

        For the nine months ended September 28, 1996, and for the three months and nine months ended September 30, 1995, net loss per share data was computed using the average weighted shares outstanding. Common stock equivalents were not used due to the antidilutive effect on the computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 28, 1996
(Dollars in thousands)
(Unaudited)


(4)     INVENTORIES

        Inventories are summarized as follows:


        =========================================================
                              December 30,   September 28,
                                 1995            1996
        ---------------------------------------------------------
        Retail merchandise       $45,543        $42,120
        Finished Products         29,186         18,670
        Work-in-process            1,418            998
        Raw materials              8,537          6,009
                                 -------        -------
                                 $84,684        $67,797
                                 =======        =======
        =========================================================

(5)     SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

        In connection with the Distribution, Florsheim issued $85,000, of which $69,450 are outstanding at September 28, 1996, of 12-3/4% Senior Notes due 2002. The Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

        The following condensed consolidating information presents:

        1. Condensed consolidating balance sheets as of December 30, 1995 and September 28, 1996, condensed consolidating statements of operations for the three months ended September 30, 1995 and the three months ended September 28, 1996, condensed consolidating statements of operations and statements of cash flows for the nine months ended September 30, 1995 and the nine months ended September 28, 1996, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

        2. Florsheim, the parent, with the investments in the guarantor and nonguarantor subsidiaries accounted for on the equity method, and

        3.    Elimination entries necessary to consolidate
              Florsheim, the parent, with the guarantor and nonguarantor subsidiaries.

        There are no restrictions on the parent or guarantor subsidiaries to obtain funds from the subsidiaries by dividend or loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 28, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                               Condensed Consolidating Balance Sheet

                                                         December 30, 1995
-------------------------------------------------------------------------------------------------------------------------------
                                                                   Guarantor    Nonguarantor
                                                      Parent      subsidiaries   subsidiaries   Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Assets:
Current assets:
   Cash and cash
      equivalents                                       $2,658         $1,131         $1,460               $-         $5,249
   Receivables                                          15,756         10,490          8,906              961         36,113
   Inventories                                          45,250         28,751         10,683                -         84,684
   Prepaid expenses and
      other current assets                              11,032          1,450          1,636                -         14,118
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                    74,696         41,822         22,685              961        140,164
Net property, plant and
   equipment                                            14,473          4,640          2,629                -         21,742
Other assets                                            22,231          1,755            504             (75)         24,415
Investments in subsidiaries                             65,006              -              -         (65,006)              -
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                          $176,406        $48,217        $25,818        $(64,120)       $186,321
-------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
   Current liabilities:
      Notes payable                                          -              -             94                -             94
      Accounts payable                                   5,133          2,469          2,929              961         11,492
      Accrued expenses
         and other current
         liabilities                                    13,194            874          2,588                -         16,656
-------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                            18,327          3,343          5,611              961         28,242
   Long-term debt, less
         current maturities                             80,126              -              -                -         80,126
   Other long-term liabilities                          22,885              -             75             (75)         22,885
   Shareholders' equity                                 55,068         44,874         20,132         (65,006)         55,068
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
    shareholders' equity                              $176,406        $48,217        $25,818        $(64,120)       $186,321
-------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 28, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

==========================================================================================================================
                    Condensed Consolidating Balance Sheet

                              September 28, 1996

==========================================================================================================================
                                                              Guarantor     Nonguarantor
                                                 Parent      subsidiaries   subsidiaries   Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
     Cash and cash
        equivalents                            $ 11,169         $   811        $ 2,072        $      -       $ 14,052
     Receivables                                 29,697             129          8,126          (4,469)        33,483
     Inventories                                 35,306          19,902         12,589               -         67,797
     Prepaid expenses and
        other current assets                     13,347             828          1,208               -         15,383
--------------------------------------------------------------------------------------------------------------------------
  Total current assets                           89,519          21,670         23,995          (4,469)       130,715
  Net property, plant and
     equipment                                   12,832           3,909          2,925               -         19,666
  Other assets                                   18,434           5,815            533          (1,256)        23,526
  Investments in subsidiaries                    45,155               -              -         (45,155)             -
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   $165,940         $31,394        $27,453        $(50,880)      $173,907
==========================================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:
     Note payable                                     -               -            166               -            166
     Accounts payable                             8,306           2,305          4,648          (4,469)        10,790
     Accrued expenses
        and other current
        liabilities                               9,722           2,016          3,301               -         15,039
--------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                      18,028           4,321          8,115          (4,469)        25,995
  Long-term debt, less
     current maturities                          69,450               -              -               -         69,450
  Other long-term liabilities                    23,278               -          1,256          (1,256)        23,278
  Shareholders' equity                           55,184          27,073         18,082         (45,155)        55,184
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                         $165,940         $31,394        $27,453        $(50,880)      $173,907
==========================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 28, 1996
(Continued)
(Dollars in thousands)
(Unaudited)


====================================================================================================================================
               Condensed Consolidating Statements of Operations

                  For three months ended September 30, 1995

====================================================================================================================================
                                                                    Guarantor       Nonguarantor
                                                     Parent        subsidiaries     subsidiaries    Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                            $43,056         $19,873           $11,881         $(6,818)          $67,992
Cost of sales                                         26,281          11,417             7,651          (6,818)           38,531
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          16,775           8,456             4,230               -            29,461
Selling, general and
  administrative expenses                             16,623           7,463             4,158               -            28,244
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                 152             993                72               -             1,217
Interest expense                                       3,199               -                 -               -             3,199
Equity in earnings of subsidiaries,
  net of tax                                             574               -                 -            (574)                -
Other income (expense), net                               43              10              (74)               -               (21)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                        (2,430)          1,003               (2)            (574)           (2,003)
Income tax expense (benefit)                          (1,128)            403                24               -              (701)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $(1,302)        $   600           $   (26)        $  (574)          $(1,302)

====================================================================================================================================

                                   For three months ended September 28, 1996
====================================================================================================================================
                                                                Guarantor       Nonguarantor
                                                 Parent        subsidiaries     subsidiaries    Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                            $41,625         $11,493           $11,675         $(4,686)          $60,107
Cost of sales                                         24,193           5,944             6,514          (4,686)           31,965
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          17,432           5,549             5,161               -            28,142
Selling, general and
  administrative expenses                             16,168           5,270             4,212               -            25,650
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                               1,264             279               949               -             2,492
Interest expense                                       2,361               -                 -               -             2,361
Equity in earnings of subsidiaries,
  net of tax                                           1,411               -                 -          (1,411)                -
Other income (expense), net                                3               -                10               -                13
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                           317             279               959          (1,411)              144
Income tax expense (benefit)                             225           (408)               235               -                52
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $    92         $   687           $   724         $(1,411)          $    92
====================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 28, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

====================================================================================================================================
               Condensed Consolidating Statements of Operations
                   For nine months ended September 30, 1995


====================================================================================================================================
                                                                Guarantor      Nonguarantor
                                                 Parent        subsidiaries    subsidiaries    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $133,377         $63,516          $30,925       $(19,836)         $207,982
Cost of sales                                         79,157          38,064           18,774        (19,836)          116,159
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          54,220          25,452           12,151              -            91,823
Selling, general and
   administrative expenses                            50,320          22,471           11,802              -            84,593
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                               3,900           2,981              349              -             7,230
Interest expense                                      10,188               -                -              -            10,188
Equity in earnings of subsidiaries,
   net of tax                                          1,901               -                -         (1,901)                -
Other income (expense), net                              190              30             (173)             -                47
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
   income taxes                                       (4,197)          3,011              176         (1,901)           (2,911)
Income tax expense (benefit)                          (2,305)          1,199               87              -            (1,019)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 $ (1,892)        $ 1,812          $    89       $ (1,901)         $ (1,892)
====================================================================================================================================

                                   For nine months ended September 28, 1996
====================================================================================================================================

                                                                  Guarantor      Nonguarantor
                                                    Parent        subsidiaries    subsidiaries    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $125,826         $40,612          $31,456       $ (16,902)        $180,992
Cost of sales                                         73,697          22,280           17,992         (16,902)          97,067
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          52,129          18,332           13,464               -           83,925
Selling, general and
   administrative expenses                            48,469          17,827           12,242               -           78,538
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                               3,660             505            1,222               -            5,387
Interest expense                                       7,552               -                -               -            7,552
Equity in earnings of subsidiaries,
   net of tax                                          1,076               -                -          (1,076)               -
Other income (expense), net                            1,596             (12)              33               -            1,617
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
   income taxes                                       (1,220)            493            1,255          (1,076)            (548)
Income tax expense (benefit)                            (869)            237              435               -             (197)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 $   (351)        $   256          $   820       $  (1,076)        $   (351)
====================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 28, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

======================================================================================================================
               Condensed Consolidating Statements of Cash Flows

                   For nine months ended September 30, 1995


======================================================================================================================
                                                           Guarantor      Nonguarantor
                                             Parent       subsidiaries     subsidiaries   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                     $13,430           $(936)         $1,788            $(933)        $13,349
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing
  activities:
     Proceeds from the
       disposal of assets                      157               -               -                -             157
     Additions to property,
       plant and equipment                  (2,736)           (512)           (559)               -          (3,807)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities                                (2,579)           (512)           (559)               -          (3,650)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing
  activities:
  Net increase in notes and loans payable        -               -              38                -              38
  Net capital contribution
    from (to) Parent                            27             977          (1,937)             933               -
  Payment of long-term debt                (11,721)              -               -                -         (11,721)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                   (11,694)            977          (1,899)             933         (11,683)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash
  and cash equivalents                        (843)           (471)           (670)               -          (1,984)
Cash and cash equivalents
  at beginning of period                     2,157           1,061           1,654                -           4,872
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period                         $ 1,314           $ 590           $ 984            $   -         $ 2,888
======================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 28, 1996
(Continued)
(Dollars in thousands)
(Unaudited)

==============================================================================================================================
               Condensed Consolidating Statements of Cash Flows

                   For nine months ended September 28, 1996

==============================================================================================================================
                                                                 Guarantor     Nonguarantor
                                                    Parent      subsidiaries   subsidiaries   Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities
   (excluding assets/liabilities related
   to the sale of assets of Hy-Test)               $ (3,152)       $(1,388)         $4,721         $(1,216)         $(1,035)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing
   activities:
      Proceeds from the sale of assets of
         Hy-Test, net of transaction costs           22,600              -               -               -           22,600
      Proceeds from the
         disposal of assets                             420              -               -               -              420
      Additions to property,
         plant and equipment                         (1,148)          (586)           (844)              -           (2,578)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                                           -                                                -
    investing activities                             21,872           (586)           (844)              -           20,442
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing
    activities:
    Net increase in notes and loans payable               -              -              72               -               72
    Net capital contribution
       from (to) Parent                                 467          1,654          (3,337)          1,216                -
    Payment of long-term debt                       (10,676)             -               -               -          (10,676)
------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in)
       financing activities                         (10,209)         1,654          (3,265)          1,216          (10,604)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
    and cash equivalents                              8,511           (320)            612               -            8,803
Cash and cash equivalents
    at beginning of period                            2,658          1,131           1,460               -            5,249
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
    at end of period                               $ 11,169        $   811          $2,072         $     -          $14,052
==============================================================================================================================

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


(Dollars in thousands)

OVERVIEW

The Florsheim Shoe Company (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 348 company-operated specialty stores and outlet stores as of September 28, 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Historical Comparisons

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.


===============================================================================================
                                                        Three months ended
                                         ------------------------------------------------------
(Dollars in thousands)                   September 30, 1995             September 28, 1996
-----------------------------------------------------------------------------------------------
                                         Amount              %          Amount              %
-----------------------------------------------------------------------------------------------
Net sales:
  U.S. Wholesale                          $18,456       27.1 %           $19,854       33.0 %
  U.S. Retail                              29,422       43.3              27,906       46.4
  International (including
     exports from U.S.)                    12,529       18.4              12,347       20.5
-----------------------------------------------------------------------------------------------
  Subtotal                                 60,407       88.8              60,107      100.0

  Hy- Test (1)                              7,585       11.2                   -          -
-----------------------------------------------------------------------------------------------
  Total net sales                         $67,992      100.0 %           $60,107      100.0 %
-----------------------------------------------------------------------------------------------
Percent change in same store
  sales (2)                                             (5.1)%                         (2.9)%

EBITDA (3)                                $ 2,461        3.6 %           $ 3,630        6.0 %
-----------------------------------------------------------------------------------------------
Interest expense, net                     $ 3,199                        $ 2,361
Less: non-cash interest                       236                            221
                                        ----------                       --------
Cash interest expense, net                $ 2,963                        $ 2,140
                                        ==========                       ========

-----------------------------------------------------------------------------------------------
Number of retail stores:
  U.S. specialty                              219                            205
  U.S. outlets                                 86                             90
  International                                55                             53
                                        ----------                       --------
    Total                                     360                            348
                                        ==========                       ========
===============================================================================================

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

==============================================================================================
                                                             Three months ended
                                                     -----------------------------------------
                                                     September 30,        September 28,
                                                         1995                 1996
----------------------------------------------------------------------------------------------
Operations data (as a percent of net sales)
Net sales                                                    100.0  %             100.0  %
Gross profit                                                  43.3                 46.8
Selling, general, and administrative expenses                 41.5                 42.7
Earnings from operations                                       1.8                  4.1
Interest expense                                               4.7                  3.9
Net earnings (loss)                                           (1.9)                 0.2
==============================================================================================

Net sales for the three months ended September 28, 1996 (Third Quarter 1996) were $60,107, down $7,885, or 11.6%, as compared to the three months ended September 30, 1995 (Third Quarter 1995). Of the decrease, $7,585, or 11.2% is attributed to the Hy-Test division, which was sold on March 22, 1996. U.S. wholesale net sales increased $1,398, or 7.6%, due primarily to gains from increased unit volume combined with an increase in average selling price per unit. U.S. retail net sales decreased $1,516, or 5.2%, as additional sales from stores opened during or after the Third Quarter 1995 were more than offset by store closings and Third Quarter 1996 same store sales decreases at U.S. specialty stores of 2.9%. International sales decreased $182, or 1.5%.

Gross profit margin for Third Quarter 1996 was 46.8% of net sales, as compared to 43.3% of net sales for Third Quarter 1995. The increase was due to a mix change (reflecting the sale of Hy-Test) to a higher percentage of retail sales and costs decreases due to the Company's expense reduction programs and was partially offset by increased price promotion activity.

Selling, general and administrative expenses for Third Quarter 1996 were $25,650, a decrease of $2,594, or 9.2%, from Third Quarter 1995. Selling, general and administrative expenses for Third Quarter 1996 were 42.7% of net sales, an increase from 41.5% of net sales for Third Quarter 1995 due to lower sales volume and a mix change reflecting the sale of Hy-Test. Expense decreases due to the Company's expense reduction programs were partially offset by increased selling costs and spending on sales growth opportunities.

Earnings from operations for Third Quarter 1996 were $2,492, an increase of $1,275, or 104.8%, from Third Quarter 1995, and EBITDA for Third Quarter 1996 was $3,630 an increase of $1,169, or 47.5%, from Third Quarter 1995. Earnings from operations for Third Quarter 1996 were 4.1% of net sales, as compared to 1.8% of net sales for Third Quarter 1995, and EBITDA for Third Quarter 1996 was 6.0% of net sales, as compared to 3.6% net sales for Third Quarter 1995. The increase in earnings from operations was primarily due to the effect of the Company's expense reduction programs.

Interest expense for Third Quarter 1996 was $2,361, as compared to the Third Quarter 1995 amount of $3,199. This decrease is due to the fact that there were no outstanding borrowings under the credit facility during the Third Quarter 1996 and the lower average amount of Senior Notes outstanding during the Third Quarter 1996.

The net earnings per share for Third Quarter were $ 0.01 per share, an improvement of $ 0.17 per share from the Third Quarter 1995. The improvement is primarily due to the effect of the Company's expense reduction programs and the reduction in interest expense.

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


===========================================================================================
Statement of Operations Data                            Three months ended
                                           ------------------------------------------------
                                               Pro forma
                                             September 30,                September 28,
                                                 1995                         1996
-------------------------------------------------------------------------------------------
                                           Amount          %             Amount         %
-------------------------------------------------------------------------------------------
Net sales                              $ 60,407        100.0%       $  60,107       100.0 %
Gross profit                             27,086         44.8           28,142        46.8
Selling, general, and
  administrative expenses                26,562         44.0           25,650        42.7
Earnings from operations                    524          0.9            2,492         4.1
EBITDA                                    1,728          2.9            3,630         6.0
===========================================================================================

Net sales for Third Quarter 1996 were $300 (0.5%) lower than for Third Quarter 1995 pro forma net sales. As noted above, U.S. wholesale sales increased but were offset due to same store sale decreases at Company-operated stores and fewer stores.

Earnings from operations and EBITDA for Third Quarter 1996 were $1,968 and $1,902, respectively, greater than Third Quarter 1995 pro forma earnings from operations and pro forma EBITDA. As noted above, the effect of the expense reduction programs were partially offset by increased selling costs and spending on sales growth opportunities.

The pro forma operations data percentages reflect the elimination of the Hy-Test operating profit contribution to central overhead. As the result of the Hy-Test asset sale, the Company's sales mix shifts to a higher percentage of the total sales from the Company-operated retail stores. Accordingly, the pro forma gross profit increases as a percent of sales as compared to historical results, with an offsetting increase in the pro forma selling, general and administrative expenses as a percent of sales as compared to historical results.

NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

Historical Comparisons

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.

=========================================================================================

                                           Nine months ended
                          ---------------------------------------------------------------
(Dollars in thousands)           September 30, 1995            September 28, 1996
-----------------------------------------------------------------------------------------
                                    Amount           %            Amount           %
-----------------------------------------------------------------------------------------
Net sales:
    U.S. Wholesale                $ 58,343        28.1 %        $ 55,750        30.8 %
    U.S. Retail                     88,874        42.7            84,901        46.9
    International (including
       exports from U.S.)           32,445        15.6            33,398        18.5
-----------------------------------------------------------------------------------------
    Subtotal                       179,662        86.4           174,049        96.2

    Hy-Test(1)                      28,320        13.6             6,943         3.8
-----------------------------------------------------------------------------------------
    Total net sales               $207,982       100.0 %        $180,992       100.0 %
-----------------------------------------------------------------------------------------
Percentage change in same store
    sales(2)                                      (7.0)%                        (2.7)%

EBITDA(3)                         $ 10,860         5.2 %        $  8,854         4.9 %
-----------------------------------------------------------------------------------------
Interest expense, net             $ 10,188                      $  7,552
Less: non-cash interest                692                           664
                                 ---------                     ---------
Cash interest expense, net        $  9,496                      $  6,888
                                 =========                     =========

=========================================================================================

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


=========================================================================================
                                                             Nine months ended
                                            ---------------------------------------------
                                               September 30,          September 28,
Operations data (as a percent of net sales)          1995                   1996
-----------------------------------------------------------------------------------------
Net sales                                                    100.0  %             100.0  %
Gross profit                                                  44.1                 46.4
Selling, general, and administrative expenses                 40.7                 43.4
Earnings from operations                                       3.5                  3.0
Interest expense                                               4.9                  4.2
Net loss                                                      (0.9)                (0.2)
=========================================================================================

Net sales for the nine months ended September 28, 1996 (Nine Months 1996) were $180,992, down $26,990, or 13.0%, as compared to the nine months ended September 30, 1995 (Nine Months 1995). Of the decrease, $21,377, or 10.3%, is attributed to the Hy-Test division, which was sold on March 22, 1996. U.S. wholesale net sales decreased $2,593, or 4.4%, due to decreases in unit volume reflecting difficult market conditions. U.S. retail net sales decreased $3,973, or 4.5%, as additional sales from stores opened during or after the Nine Months 1995 were more than offset by store closings and Nine Months 1996 same store sales decreases at U.S. specialty stores of 2.7%. International sales increased $953, or 2.9%, with the increase due to increased sales at company-operated stores and expanded wholesale distribution.

Gross profit margin for the Nine Months 1996 was 46.4% of net sales, as compared to 44.1% of net sales for the Nine Months 1995. The increase was due to a mix change (reflecting the sale of Hy-Test) to a higher percentage of retail sales and costs decreases due to the Company's expense reduction programs and was partially offset by increased price promotion activity.

Selling, general and administrative expenses for the Nine Months 1996 were $78,538, a decrease of $6,055, or 7.2%, from the Nine Months 1995. Selling, general and administrative expenses for the Nine Months 1996 were 43.4% of net sales, an increase from 40.7% of net sales for the Nine Months 1995 due to lower sales volume and a mix change reflecting the sale of Hy-Test. Expense decreases due to the Company's expense reduction programs were partially offset by increased selling costs and spending on sales growth opportunities.

Earnings from operations for the Nine Months 1996 were $5,387, a decrease of $1,843, or 25.5%, from the Nine Months 1995, and EBITDA for the Nine Months
1996 was $8,854, a decrease of $2,006, or 18.5%, from the Nine Months 1995. Earnings from operations for the Nine Months 1996 were 3.0% of net sales, as compared to 3.5% of net sales for the Nine Months 1995, and EBITDA for the Nine Months 1996 was 4.9% of net sales, as compared to 5.2% of net sales for the Nine Months 1995. The decrease was primarily due to sales volume decreases and the elimination of the operating profit contribution by Hy-Test to central overhead offset by the effect of the Company's expense reduction programs.

Interest expense for the Nine Months 1996 was $7,552, as compared to the Nine Months 1995 amount of $10,188. This decrease is due to the lower average amount of Senior Notes outstanding and lower average outstanding borrowings under the credit facility during the Nine Months 1996 as compared to the average outstanding during the Nine Months 1995.

The loss per share for the Nine Months 1996 was $0.04 per share, an improvement of $ 0.19 per share from the Nine Months 1995. The improvement is primarily due to the reduction in interest expense partially offset by the reduction in earnings from operations due to sales volume decreases.

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

========================================================================================
Statement of Operations Data                            Nine months ended
                                            -----------------------------------------
                                                            Pro forma
                                            -----------------------------------------
                                            September 30,              September 28,
                                                1995                1996
----------------------------------------------------------------------------------------
                                           Amount          %       Amount       %
----------------------------------------------------------------------------------------
Net sales                                  $179,662    100.0%      174,049  100.0%
Gross profit                                 83,989     46.7        82,325   47.3
Selling, general, and
   administrative expenses                   78,928     43.9        76,438   43.9
Earnings from operations                      5,061      2.8         5,887    3.4
EBITDA                                        8,590      4.8         9,354    5.4
========================================================================================

Pro forma net sales for the Nine Months 1996 were $5,613 (3.1%) lower than for the Nine Months 1995 pro forma net sales. As noted above, the reductions were primarily due to decreases in U.S. wholesale unit volume and same store sale decreases at Company-operated stores.

Pro forma earnings from operations and pro forma EBITDA for the Nine Months 1996 were $826 and $764, respectively, higher than the Nine Months 1995. As noted above, the effect of the expense reduction programs were partially offset by the lower sales volume and increased price promotion activity.

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

=======================================================================
Balance Sheet Data                         Pro forma
                                           ---------
                                          December 30,  September 28,
ASSETS                                        1995          1996
-----------------------------------------------------------------------
Cash and cash equivalents                     $ 16,227       $ 14,052
Receivables, net                                25,810         33,483
Inventories                                     74,826         67,797
Other current assets                            14,111         15,383
-----------------------------------------------------------------------
Total current assets                           130,974        130,715
Property, plant and equipment, net              20,686         19,666
Other assets                                    23,898         23,526
-----------------------------------------------------------------------
Total assets                                  $175,558       $173,907
-----------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                           $ 27,242       $ 25,995
-----------------------------------------------------------------------
Long-term debt                                  69,450         69,450
Other long-term liabilities                     22,885         23,278
-----------------------------------------------------------------------
Total liabilities                              119,577        118,723
-----------------------------------------------------------------------
Shareholders' equity                            55,981         55,184
Total liabilities & shareholders' equity      $175,558       $173,907
=======================================================================

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

As part of a continuing effort to decrease working capital requirements, the Company initiated a program in 1994 to identify additional opportunities to reduce working capital. To date, the Company has been successful in significantly reducing its inventory requirements by: (i) eliminating poor performing product styles; (ii) reducing the range of sizes and eliminating duplication of its products; (iii) reducing inventory at Company-operated stores; (iv) reducing inventory at the Company's Jefferson City distribution center by redesigning current processes and systems; (v) expanding supplier partnering programs to reduce lead times and improve quality of raw materials; and (vi) redesigning management incentives to emphasize working capital improvements. Under this program, inventory was reduced $27,357 during the 1995 fiscal year. During the three months ended September 28, 1996, the Company reduced inventory by $969, following a reduction of $15,918 during the six months ended June 29, 1996 primarily due to the sale of the assets of the Hy-Test division.

Working capital at September 28, 1996 was $104,720, as compared to $111,922 at December 30, 1995. The decrease is primarily due to the inventory reduction during the Nine Months 1996, the sale of assets of the Hy-Test division and the use of a portion of the cash proceeds to reduce to zero the $17.6 million of outstanding borrowings under the Company's bank credit facility as of the sale date. Cash interest payments totaled $9,296 during the Nine Months 1996, and cash income tax payments were $1,058 during the Nine Months 1996.


     FINANCING ARRANGEMENTS

Credit facility borrowings may be made from time to time to finance future liquidity requirements, including seasonal working capital requirements. The credit facility provides for borrowings of up to $75,000 based on a borrowing base formula reflecting eligible accounts receivable and inventory and includes, as part of and not in addition to the $75,000 credit limit, a subfacility for the issuance of up to an aggregate of $60,000 in letters of credit for issuance to Florsheim suppliers in connection with the importation of foreign goods and for other corporate purposes and foreign currency hedging obligations. As of September 28, 1996, the Company's borrowing base was approximately $34,600, outstanding domestic letters of credit were $7,424, and there were no outstanding borrowings under the credit facility. The borrowing base was reduced by approximately $11 million due to the sale of the assets of Hy-Test. There were $166 of outstanding borrowings under a line of credit for a foreign subsidiary as of September 28, 1996.

On March 22, 1996, the Company received an amendment to its credit facility agreement allowing it to purchase on the open market (and retire) Senior Notes using up to $15,000 of proceeds from the credit facility. Such repurchases, if executed, will enable the Company to reduce its interest expense by replacing a portion of the Senior Notes with lower cost debt from the credit facility. However, the amount of availability under the credit facility to meet working capital and other borrowing needs is reduced by the amount borrowed for the purpose of purchasing Senior Notes, and the term of the credit facility is less than the maturity date of the Senior Notes. As of September 28, 1996, the Company had made no purchases of Senior Notes under the amendment. Florsheim believes that, if repurchases of Senior Notes are made, available borrowings under the credit facility, together with cash generated from operations, will be adequate to meet debt service, capital expenditures, and other liquidity requirements for the foreseeable future.


SEASONALITY OF BUSINESS

Typically, the Company's net sales are somewhat seasonal with slightly greater net sales occurring in the fourth quarter of each fiscal year.

                           PART II OTHER INFORMATION

Item 5. Other Information

Larry J. Svoboda resigned as Vice President, Chief Financial Officer, and Secretary in October, 1996.


Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this report:

         10.1 Lease Agreement, dated September 6, 1996, between Teachers Insurance and Annuity Association of America, a New York corporation (the "Landlord") and The Florsheim Shoe Company.

         11.  Statement re Computation of Net Earnings Per
              Common Share.

      (b) A Form 8-K was not required to be filed during the quarter ended September 28, 1996.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE FLORSHEIM SHOE COMPANY
                                                   (Registrant)

                                           By  Thomas E. Poggensee
                                              ----------------------
                                           Thomas E. Poggensee
                                           Treasurer, Controller and
                                           Chief Accounting Officer




      Date:  October 25, 1996