Form 10-K
period 1996-12-28
FLORSHEIM SHOE CO /DE/
filed 1997-03-26
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996 OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM                    TO

                         COMMISSION FILE NUMBER 1-13474

                              FLORSHEIM GROUP INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                  36-3520923
               (State or  other jurisdiction of           (I.R.S. Employer
               incorporation or organization)            Identification No.)

       200 NORTH LASALLE STREET, CHICAGO, ILLINOIS         60601-1014
            (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code 312/458-2500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
                  TITLE OF  EACH CLASS           WHICH REGISTERED
                  --------------------       ------------------------
           12 3/4% Senior Notes due 2002        New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]            No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997, was approximately $20,830,560 based on the closing price of the registrant's common stock as reported on The NASDAQ Stock Market on March 7, 1997.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]         No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      8,346,051 shares as of March 7, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, are incorporated by reference into
Part III of this report.

================================================================================

                                     PART I


Item 1.  Business

     This report contains forward-looking statements that address, among other things, distribution efforts, sourcing arrangements, projected capital expenditures, future cost of compliance with environmental laws and the adequacy of financing arrangements to meet debt service, capital expenditures, and other liquidity requirements. These statements may be found under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in other portions of this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation those discussed under the caption "Risk Factors" included in Item 1. and other matters included in this report.


GENERAL

     Florsheim Group Inc., formerly known as The Florsheim Shoe Company, founded in 1892, markets, designs, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim Group Inc. (Florsheim or the Company) became a publicly held and publicly traded corporation on November 17, 1994 when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED, distributed the common stock of Florsheim to its stockholders. References herein to Florsheim or the Company include the consolidated subsidiaries of Florsheim unless the context indicates otherwise.

     Florsheim markets products to more than 6,000 specialty and department store locations worldwide and through 351 Company-operated specialty stores and outlet stores as of December 28, 1996. The Company believes that the Florsheim brand name is widely recognized both in the U.S. and in international markets for quality and value and that consumers' unaided brand awareness of Florsheim's products in the U.S. in the men's dress shoe category is over four times greater than that of its nearest competitor (according to Footwear Market Insights [FMI]).

     Florsheim primarily competes in the $60 and above retail price point segment of the men's non-athletic footwear market. The below $60 price point segment is dominated by private label offerings. According to FMI, the Company is the leading provider of men's dress shoes in the $60 and above U.S. market, with approximately a 17% market share, nearly twice the market share of the Company's nearest competitor.

     The Company's worldwide wholesale distribution accounted for approximately 41% of fiscal 1996 sales. The Company has a global wholesale customer base which includes department stores and national accounts, such as Sears and Nordstrom, Inc., independent dealers located worldwide and licensee locations in Mexico, India, the Pacific Rim and the Middle East. In addition, as of December 28, 1996, Florsheim has a retail network of 205 Company-operated specialty stores and 93 Company-operated outlet stores in the U.S. As of December 28, 1996, the Company also operated 45 specialty retail stores and eight outlet stores in Australia, Canada, England and Italy. The Company's retail operations allow the Company to: achieve broader distribution of its products; provide a showcase for a variety of Florsheim branded products marketed by the Company; test market acceptance of newly introduced products; further develop consumer recognition of the Florsheim brand; and maintain direct contact with changes in consumer preferences and buying practices. The Company continues to develop store formats which provide updated, contemporary looks to its specialty stores.

     On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for a cash sale price settled at $23.2 million. Annual net sales of Hy-Test were approximately $6.9 million in fiscal 1996, $38.7 million in fiscal 1995 and $36.1 million in fiscal 1994.


INDUSTRY OVERVIEW

     The U.S. footwear industry has undergone substantial change since the early 1980s, which has resulted in significant challenges for U.S.-based footwear manufacturers and retailers. Two major influences of this change have been the increase in footwear imports into the U.S. and the growth of consumer demand for athletic and casual footwear. Management believes these influences have contributed to the following trends: (i) the reduction in the domestic manufacturing base and an increase in foreign sourcing of footwear products, (ii) the decline in annual sales (in units) for the traditional dress shoe market, (iii) the increase in sales of athletic and casual footwear and footwear products targeted for specific athletic and leisure activities, and (iv) the shift in the primary channels of distribution for footwear from independent dealers to department stores, regional retailers and mass merchandisers. In response, the Company has developed reliable, cost-effective foreign sourcing capabilities, developed new product lines, developed lines of dress casual and casual shoes and expanded its wholesale distribution capabilities.

     According to FMI, 1996 U.S. retail sales of men's footwear (excluding athletic footwear and work boots) were approximately $7.6 billion, or 133 million pairs. Within this market, recent declines in the traditional dress shoe segment have been primarily driven by the lifestyle trend toward more casual clothing and emphasis on leisure time and the increased popularity of casual dress or "dress down" days within the business community. The men's footwear industry merchandise mix has mirrored these changes, as consumer preferences have shifted from dress toward casual. A dress casual category within the men's footwear segment, which combines features of dress shoes with the comfort enhancing aspects of casual footwear, has also developed in response to this lifestyle and fashion shift. Over this period, consumers' perceptions of the distinctions between product offerings within the dress, dress casual and casual categories have diminished as a result of "crossover" products that are not limited to a particular use or occasion but are suitable for a variety of styles, fashions and end uses. Florsheim has embarked upon a program to enhance its marketing efforts in order to respond to these market developments and capture a larger percentage of the footwear market consisting of younger and more casual-dress oriented consumers. Florsheim also has begun remodeling Company-operated specialty store locations to provide an updated, contemporary look to its stores.

     The primary channels of distribution for footwear have shifted during the past ten to fifteen years. Department stores, regional retailers and mass merchandisers continue to play a larger role in the retailing of footwear, and the significance of small independent footwear dealers, which once dominated retail distribution, continue to decline dramatically. To compensate for these shifts in channels of distribution, the Company has expanded its distribution to department stores and regional and national retail stores and through Company-operated outlet stores in response to the shifts in consumer shopping patterns. In recent years, the Company has also developed a closer working relationship with its key independent dealers in order to assist them with the expansion of their Florsheim business.


MARKETING AND DISTRIBUTION GROWTH STRATEGY

     Management of the Company emphasizes two principal growth objectives: to strengthen the Company's position as the leading manufacturer and distributor of men's dress shoes at retail prices of $60 and above and to improve its market share in the growing dress casual and casual footwear categories. To further these objectives, the Company has adopted growth strategies to: (i) strengthen its leading position in the traditional dress shoe market, (ii) extend its dress and dress casual product lines and enhance marketing initiatives to improve its appeal to younger and casual-dress target audiences,
(iii) broaden wholesale distribution, (iv) increase sales at the Company-operated retail stores through the remodeling of stores in a contemporary format and selectively opening new specialty and outlet stores,
(v) offer additional products in its retail stores, using a multi-brand approach, (vi) expand international sales and (vii) increase sales through new product introductions.

     In order to execute the growth plans, the Company, in early 1996, organized strategic business units (SBUs) within the Company: wholesale,
retail, international and new products.   The SBUs will be able to focus
specifically on achieving the growth objectives of the individual units and provide the accountability necessary to allow management to control the units in a manner consistent with the Company's overall goals.

     Strengthen Leading Position in the Traditional Dress Shoe Market:   FMI
estimates that the $60 and above dress shoe segment of the men's footwear market, Florsheim's strongest historical product segment, accounted for $2.3 billion in annual retail sales in 1996. To expand market share in dress shoes, the Company has positioned the Florsheim brand at retail price points above $80 and created a sub-label, FLS, to represent product under $80 at retail. This strategy will allow Florsheim to market its products to broader channels of distribution and appeal to a larger consumer base.

     Extension of Dress Casual and Casual Product Offerings: The Company intends to increase its market share in the growing dress casual and casual categories through new product introductions, enhanced marketing initiatives that are intended to appeal to younger and casual dress target audiences and the promotion of product at Company-operated stores through a more contemporary format. The Company originally developed Comfortech technology to improve the comfort and durability features of its products without sacrificing style or quality. Florsheim has continued to enhance the Comfortech design each year and has added new products and features to encourage the acceptance of Comfortech line extensions. To capitalize on the success of Comfortech Maintenance Free dress shoes, the Company is extending the Maintenance Free concept into a line of dress casual and casual footwear. According to FMI data, the Company maintains the sixth largest market share, approximately 4%, in the casual segment of the $60 and above men's footwear market. With approximately 39% of this market comprised of manufacturers that account for less than a 1% market share according to FMI data, management believes the casual market represents a key area of opportunity for the Company and intends to concentrate on growth in this category.

     Broaden Wholesale Distribution: The Company is aggressively seeking to expand its sales to wholesale accounts by adding new customers, such as national and regional retailers, including expansion of department store distribution, as well as increasing penetration of existing accounts with its extended product line and aggressive merchandising and advertising programs. The Company's success in distributing its branded merchandise through Sears locations is being used as a model in marketing similar arrangements to other department stores and national and regional retailers. An important component of the Sears/Florsheim success is the use of an interactive video kiosk that allows the consumer to electronically seek product information, learn about store promotions, and special order footwear directly from the Florsheim distribution center. The video kiosk concept is adaptable to most retailers' needs and will be expanded beyond Sears.

     Remodeling of Company-Operated Stores: The Company is currently remodeling its chain of Company-operated specialty stores with a new contemporary and more casual format which includes new interiors with better utilization of selling space. The Company intends to continue and further enhance this remodeling effort with a more dramatic overhaul of store design during 1997. The Company anticipates that the remodeled stores' contemporary look combined with expanded product offerings will increase shopper traffic, attract a younger consumer, and improve sales and productivity, and potentially have the further beneficial effect of enhancing the Company's relationships with mall developers and providing increased access to prime retail locations. Through its Company-operated outlet stores Florsheim has been able to participate in the growing U.S. outlet mall segment of the retailing industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Expenditures".

     Multi-Brand Concept:   In order to meet consumers' needs for a complete
range of men's footwear in its retail stores, the Company has added additional branded products that do not conflict with the current Florsheim line. By selling additional brands in its store, the Company expects, based on successful results to date, that this strategy will introduce the Florsheim brand to additional consumers by attracting new customers into the stores. Based on these results, the multi-brand concept results in improved Florsheim product sales and higher overall sales per square foot for the store.

     Expanding International Distribution: The Florsheim name is recognized in many international markets around the world, especially Australia, Canada and Mexico. The Company has initiated efforts to establish a stronger presence in Europe, Central and South America and the Pacific Rim. In addition, the Company has launched an international strategy, through licensing of stores, selective openings of Company-operated specialty stores, specifically, Milan, Italy, and, London, England, and increased sales to wholesale accounts, to increase its penetration of established markets and to introduce the Florsheim brand in selected new markets.

     New Product Introductions: The Company, in early 1996, established a new products division. Through this division, the Company will review and develop opportunities to expand sales beyond the product areas in which Florsheim currently focuses its efforts. The New Products Division will pursue business building opportunities that take advantage of the Company's expertise in footwear. In 1996, four opportunities were identified; these will be in the market in 1997. The new products are: Florsheim Golf Shoes, John Deere Footwear, @ease and Joseph Abboud Footwear.

     ADVERTISING

     The Company's advertising objective is to build upon the strength of the Florsheim brand name and expand its market share and sales in the growing dress casual and casual categories with particular attention on targeting a younger, more affluent customer. According to a FMI survey, unaided brand awareness of the Florsheim name is approximately 50% in the United States in the men's dress
shoe category.   Management believes this unaided brand awareness is over four times greater than that of its nearest competitor in the dress category of the footwear industry and is third overall, behind Nike and Reebok, in the entire footwear industry. The consumer's image of Florsheim is typically associated with a high quality product that offers good value. Management has implemented advertising and marketing programs to successfully carry that well-established quality image through to offerings in the dress casual and casual categories. The Company is
also using advertising to reach a younger market segment.   In Fall 1996, the
Company began its ""SOLE OF SUCCESS" campaign using celebrities from various walks of life. Celebrities are seen wearing Florsheim product in leading magazines and in point of sale materials at retail. A new group of celebrities will be rotated in each season to keep the campaign fresh. The campaign has thus far included Pat O'Brien, Jim Harbaugh, Corbin Bernsen, Luke and Murphy Jensen, Oscar De La Hoya, Nick Faldo and Derek Jeter.

     The total domestic advertising expenditures for fiscal 1996 were approximately 1.3% of Florsheim's total domestic sales (excluding Hy-Test), versus 2.2% in fiscal 1995 and 2.7% in fiscal 1994. These expenditures were divided among television, national print ads and print advertising placed on behalf of the Company-operated specialty stores and independent dealers.

     WHOLESALE OPERATIONS

     The Company distributes its product at wholesale to more than 6,000 retail locations worldwide ranging from independent shoe stores to large national retailers and department stores to Company-operated specialty and outlet stores. The Company is continually developing new distribution programs to add new distribution, strengthen its position with its existing customers and capitalize on new distribution opportunities in response to the shifts in consumer shopping patterns. The Company's broadened product line has helped strengthen its position with dealers because each dealer can select the items from the product line which will appeal to its particular customer base. Management believes that new product introductions such as Florsheim golf shoes, John Deere work boots and Joseph Abboud dress and casual shoes strengthen the Company's position with its distribution by providing innovative merchandise.

     Due to the changing profile of the retailing shoe industry with the reduced importance of the traditional shoe store, Florsheim has expanded its distribution strategy to include a broader range of retailers. While remaining selective in its choice of dealers and focusing on those that will best serve the Company for the long-term, the Company believes that a broader distribution base that includes department stores, national and regional retailers and mass merchandisers is essential for continued success.

     RETAIL OPERATIONS

     As of December 28, 1996, Florsheim had 351 Company-operated stores worldwide, represented by 250 traditional Florsheim specialty shoe shops and 101 outlet stores. According to industry data, management believes that Florsheim's Company-operated chain of stores is the largest U.S. specialty retailer of men's quality dress footwear. As of December 28, 1996, the Company operated a core of 205 U.S. specialty retail locations. The Company evaluates each of these locations as leases expire and makes the decision to renew, relocate, or close. In addition, the Company intends to continue the selective opening of new stores.

     The Company-operated stores provide a strategic distribution channel which gives the Company a key competitive advantage. Management believes that as the footwear retailing industry continues to consolidate, it is critical that the Company maintain its own controlled distribution channel. Company-operated stores are the largest distributor of company products and, in the U.S., represented approximately 39% of the wholesale sales value of total domestic wholesale shipments during fiscal 1996. The Company realizes both a wholesale profit margin and a retail profit margin on product distributed through its Company-operated stores. The combined operating profit margin on such sales is larger than the operating profit margin earned on product distributed exclusively through wholesale channels. Florsheim maintains a consistent pricing policy for the wholesale division such that prices for shoes purchased by Company-operated retail stores are typically the same as those paid by independent dealers.

     During 1996, the number of specialty stores began to offer a limited selection of non-Florsheim products in order to attract new consumers into the stores. Management believes that this strategy will improve overall sales per square foot and will enable the Company to introduce the Florsheim brand to a new group of younger consumers. Company-operated stores will continue to carry predominantly Florsheim product which will help reinforce the Company's quality footwear image by displaying the complete Florsheim product line in an attractive, Company-controlled display format.

     The traditional Florsheim specialty shoe stores carry a full selection of the Company's brands, while the outlet stores carry discontinued merchandise, close out inventory and specially manufactured products. The Company does not concurrently offer any identical products through these separate and distinct distribution channels. Both the traditional specialty shoe stores and the outlet stores have been, and will continue to be, a focal point of the Company's distribution efforts.


INTERNATIONAL

     Florsheim has been a participant in international markets since the 1960s and has a strong, established presence in Australia and Canada through Company-operated businesses, and Mexico, a licensee operation. The Company has recently initiated efforts to establish a stronger presence in selected regions of Europe, Central, and South America, the Middle East and the Pacific Rim. The international division markets the Company's products through a global network of wholesale dealers, licensees and Company-operated stores. At December 28, 1996, the Company operated 53 specialty and outlet stores in international markets and licensed an additional 30 specialty shops to selected partners. International sales, including exports, were $45.8 million in fiscal 1996, and were distributed as shown below:



                         International Distribution

             Percentage of Total Fiscal 1996 International Sales


                           Australia ......   49  %
                           Canada .........   24
                           Pacific Rim ....   14
                           Europe .........    7
                           Other Exports ..    6
                                             ---
                                             100  %
                                             ===

     Management believes American brand names, in general, have well recognized marketing appeal in many countries throughout the world and anticipates that the Company's classic, high quality products will be especially well received in the European, Central and South American and Pacific Rim markets. The Company believes that the Florsheim brand name is recognized throughout the world and that the trend toward the growth of international brand names offers tremendous opportunity for Florsheim.

     Australia and Canada are important and well established markets for Florsheim. The Australian and Canadian operations both include wholesale distribution and a chain of Company-operated specialty and outlet stores. As of December 28, 1996, the Company operated 34 stores in Australia and 16 stores in Canada. Management believes that its Australian stores are the only chain of dedicated quality men's dress shoes in Australia and provide a key competitive advantage in this market. Both the Australian and Canadian retailing industries are dominated by large department stores; therefore, the Company is concentrating on building wholesale sales to these key department store accounts while maintaining its commitment to a profitable network of Company-operated stores and independent dealers. Currently, there is one Company-operated manufacturing facility in Australia and none in Canada.

     Management believes that the Pacific Rim, and Japan in particular, offers opportunities for Florsheim and has targeted this region as part of the Company's international growth strategy. Distribution to this market is primarily effected by its Hong Kong sales subsidiary through wholesale sales to independent retailers in the Pacific Rim and licensees and distributors in Hong Kong, Indonesia, Taiwan and the Philippines. The Company's primary strategy for increasing its presence in this area is to increase the number of independent dealers and licensees while establishing Company-operated specialty stores in a few select locations. In addition, the Company will explore other formats for distribution opportunities, such as licensing, in markets such as Japan.

     Management believes there is a significant opportunity to increase sales in Europe by capitalizing on the appeal of American brand name products. While it is expected that the Company will encounter greater competition in Europe than in the Pacific Rim, the Company intends to draw upon its long-standing relationships with Italian and Spanish suppliers to establish a presence and generate demand for its products in Europe. The Company has developed a sales presence in several European countries, opened its first Company-operated store in Europe, located in Milan, Italy, in 1994, and opened another Company-operated store, located in London, England, in 1996.

     The network of Company-operated stores in Mexico was sold in fiscal 1991 to a company located in Mexico which management believed was better positioned to expand distribution in the Mexican market. This sale included an ongoing royalty and licensing agreement.

     Note 16  to the Company's consolidated financial statements included under item 8 of this Report contains certain foreign, geographical segment information regarding the Company's domestic and international revenue, operating income and assets.


     PRODUCT

     Management's primary product strategy is to strengthen its leading position in the dress category while further penetrating the growing dress casual and casual categories. Florsheim offers a diverse line of men's quality dress, dress-casual and casual shoes in the $60 and above price range. All products, (except those that are sold under license), are currently sold under the Florsheim brand, but segmented with the following sub-labels to differentiate product by lifestyle or construction. In addition, the Company has entered into licensing agreements to manufacture and sell John Deere work boots and Joseph Abboud footwear.


DRESS                 DRESS CASUAL          CASUAL                OTHER
-----                 ------------          ------                -----
Florsheim             Florsheim             Florsheim             John Deere**
Florsheim Comfortech  Florsheim Comfortech  Florsheim Comfortech  Florsheim Frogs
Florsheim Imperial    Florsheim @ease       Florsheim @ease
Florsheim FLS         Florsheim FLS
Joseph Abboud*        Joseph Abboud*

*   This is the registered trademark of Joseph Abboud
** This is the registered trademark of John Deere

     Florsheim: Florsheim is the signature of quality and value. This is the foundation of Florsheim heritage - dress and casual styles you can wear with confidence. Tradition woven with fashion - the intrinsic marriage of style, quality and value. Retail price points for this line range from $80 to $120.

     Florsheim Comfortech: Florsheim Comfortech is the signature of comfort. Using the most advanced comfort technology and most sophisticated comfort construction methods, Florsheim Comfortech provides a comfortable alternative to ordinary dress and casual shoes. Retail price points range from $90 to $120.

     Florsheim Imperial: Florsheim Imperial is the definition of American style. The glamour of our past with the function and versatility of the present and the comfort and streamlined shapes of the future. Superior quality paired with comfort. A classic look laced with style. A shoe built with the exacting standards worth of the Imperial name. These fashionable styles range from dress to dress/casual styles. Retail price points range from $120 to $170.

     Joseph Abboud Footwear: Complete line of high-end fashion footwear designed and manufactured to the specifications of men's fashion designer Joseph Abboud. Abboud fashions are available only at high-end retail outlets and appeal to the needs and desires of an upscale clientele. Retail price points range from $125 to $300.

     Florsheim FLS:    To maintain the equity position of the Florsheim name
but still offer product at entry price-points, this new line of value priced product has been developed. Florsheim FLS offers quality product at $50 to $70.

     John Deere:   A complete line of authentic work boots designed
specifically to the needs of industrial, agricultural and other blue collar workers. The line is marketed under the John Deere name through a licensing agreement with one of the world's best known industrial/agricultural equipment manufacturer. The boots are specifically designed to be the most comfortable
and durable product in the market.   Retail price points range from $110 to
$175.

     Florsheim Frogs: Florsheim has entered the golf shoe arena with product designed to be technologically superior. This is achieved by combining the Florsheim Comfortech advantages into a well-built, waterproof, leather shoe. Florsheim Frogs also offers some high-end styles in sturdy leather soled golf shoes. Retail price points range from $100 to $200.

     Florsheim @ease: Out of the strategy to appeal to a younger consumer in the wardrobe building phase of his life, Florsheim has developed a line of young contemporary, dress casual and casual styles. Retail price points range from $100 to $200.


SOURCING AND MANUFACTURING; TRADE REGULATIONS

     Florsheim's sourcing strategy is to manufacture products where they can be produced most efficiently while still meeting management's quality and service specifications. Toward this goal, Florsheim shoes are manufactured both domestically and overseas. The Company owns a manufacturing plant in Cape Girardeau, Missouri as well as a warehouse distribution center in Jefferson City, Missouri. Based on 1996 results, the production at Cape Girardeau, is approximately 20% of the total worldwide production and is primarily involved in finishing imported uppers which is approximately two-thirds of its total production. The remaining one-third is the complete cut-through pack. Florsheim has consolidated its domestic manufacturing in recent years to improve production capabilities and concentrate on products which can be produced domestically more cost efficiently. By using a mix of domestic and overseas production, Florsheim is able to benefit from lower costs for certain labor-intensive operations while maintaining a limited manufacturing base close to its end-market. During 1996, approximately three-quarters of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately two-thirds of Florsheim's non-domestic products are manufactured in India, where Florsheim is the minority partner (26% ownership) in a joint venture arrangement with a local operator. Under this arrangement, the venture manufactures exclusively for Florsheim and without minimum quantity restrictions for the production output. Also under this arrangement, the Company is actively involved in training and production techniques, and management believes that production quality is comparable to what could otherwise be produced using domestic production facilities. The remainder of the Company's non-domestic products are sourced from a variety of suppliers in a number of other countries, including Portugal, Spain, Italy, Dominican Republic, China and Mexico.

     Florsheim's major raw materials include leather uppers, linings and outsoles. Florsheim obtains raw materials and components from a wide variety of sources located throughout the world and has alternate sources for leathers, components and other materials. Leather pricing and availability are subject to fluctuating supply and demand cycles; however, Florsheim management believes it has adequate sourcing arrangements to ensure an uninterrupted supply of raw materials.

     The Company's operations are subject to the customary risks of doing business abroad, including currency fluctuations, labor unrest, political instability, restrictions on transfer of funds, export duties and quotas and U.S. customs and tariffs. The Omnibus Trade and Competitiveness Act of 1988 added a new provision to the Trade Act of 1974 dealing with intellectual property rights. This provision, which is commonly referred to as "Special 301," directed the United States Trade Representative (USTR) to designate those countries with poor records for protecting intellectual property rights as "priority foreign countries" and to initiate investigations with respect to the allegedly unfair practices in such countries. Where such an investigation does not lead to a satisfactory resolution of such practices, through consultations or otherwise, USTR is authorized to take retaliatory action, including the imposition of restrictions on imports from the particular country into the United States.

     In the past, the USTR has reviewed the trade practices of various countries, including India, Taiwan and China under Special 301, but such reviews have not had any material affect on the Company's sourcing arrangements. No assurance can be given, however, that the USTR's efforts will not, in the future, have an adverse effect on the Company's sourcing arrangements.

     The Company's imported finished footwear products are subject to U.S. customs duties of 8.5%. The Company's imported leather uppers may be imported from India duty-free under the Generalized System of Preferences. The Company's imports of leather are subject to a range of duty rates from 0-5.0%. The Company is unable to predict whether additional U.S. customs duties, quotas or other restrictions may be imposed upon the importation of its products in the future or whether duty-free privileges may be suspended or terminated in the future.


MANAGEMENT INFORMATION SYSTEMS

     The Company maintains sophisticated information systems to process information from its Company-operated retail stores and to track its inventories. At the retail stores, electronic point of sale cash registers capture sales transactions and transmit daily activity each night to a central computer system in Chicago. An automated reordering system is used to track retail store inventories and automatically generate warehouse orders to keep the stores supplied with model stock inventories. The Express Shops, interactive video kiosks, are utilized at many of the Company-operated and dealer stores to view an electronic catalog and accept customers' orders for items that are not in stock at the store.

     For the U.S. wholesale division, a sophisticated forecasting and material requirements planning system is utilized to order and track finished shoes, leather, and components. A perpetual inventory system is used to track finished shoes on order and at the warehouse and to provide customer service information regarding delivery dates. Electronic Data Interchange (EDI) is used with a number of large customers to process orders, invoices, and payments.

     During 1997, the Company is reviewing its information systems in order to assess how to improve the systems based on new technology. An investment will be made, over the next two to three years, in updated management information systems.


COMPETITION

     Florsheim competes with a number of domestic marketers of men's dress, dress casual and casual footwear, including Rockport, Cole Haan, Johnston & Murphy, Dexter, Bostonian and Bass, with respect to fashion, quality and price. In addition to direct competition with the dress, dress casual and casual footwear product markets, Florsheim indirectly competes against manufacturers and retailers of athletic footwear. Florsheim's retail stores also compete with a variety of retailers, including regional specialty retailers, department stores, national retailers and mass merchandisers, with respect to men's dress, dress casual and casual footwear. The additions of John Deere work boots, Joseph Abboud footwear and Florsheim golf shoes will increase the number and types of marketers with which the Company competes. Florsheim also experiences significant competition from imports.


SEASONALITY OF BUSINESS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality of Business."


BACKLOG

     At December 28, 1996 the Company's U.S. wholesale operations had a backlog of customer orders amounting to approximately $14.5 million, compared to approximately $11.0 million, at December 30, 1995, excluding Hy-Test, an increase of 31.7%. The increase was primarily due to strong orders for future delivery of both the Company's new products and its traditional line and partially due to temporary delivery delays of certain categories of product. The majority of incoming orders are for "at once" shipments; therefore, the backlog is not necessarily indicative of a corresponding change in annual sales.

EMPLOYEES

     As of December 28, 1996, Florsheim had 2,129 employees in the United States and overseas. Approximately 20% of Florsheim's work force is represented by unions. Management believes Florsheim has maintained satisfactory overall relations with its unionized and non-unionized workforce.


INTELLECTUAL PROPERTY

     The major trademarks and trade names under which Florsheim's men's footwear are sold are: Florsheim, Florsheim Comfortech, Florsheim Imperial, Florsheim Comfortech Maintenance Free, Florsheim Frogs, Florsheim FLS and Florsheim @ease. Other footwear is sold through licensing agreements as:
Joseph Abboud footwear and John Deere boots. The Company considers Florsheim and the names and marks traditionally used with it to be material to its business. The Company also owns several patents which relate to footwear construction and are material to the operations of the business and expire over the next 13 years.


ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to the operation and removal of underground storage tanks and the storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes pursuant to which the Company has in the past been required to incur compliance and clean-up costs. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

     Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, or exposure to liability for environmental claims, will not have a material adverse effect on the Company's business or financial position. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites) may give rise to additional compliance costs which could have a material adverse effect on the Company's financial position.


RISK FACTORS

Impact of General Economic Conditions on Footwear Industry and the Company's Operations

     Florsheim and the footwear industry in general are dependent on the economic environment and levels of consumer spending which affect not only the ultimate consumer, but also retailers, Florsheim's primary direct customers.
As a result, Florsheim's results may be adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. There can be no assurance that any prolonged economic downturn would not have a material adverse effect on Florsheim.

Competition

     Florsheim directly competes, with respect to fashion, quality and price, with a number of domestic manufacturers and retailers of men's dress, dress casual and casual footwear. In addition, Florsheim indirectly competes with manufacturers and retailers of athletic footwear. Florsheim's retail stores also compete with a variety of retailers, including regional specialty retailers, department stores, national; retailers and mass merchandisers, with respect to men's dress, dress casual and casual footwear. The additions of John Deere work boots, Joseph Abboud footwear and Florsheim golf shoes increase the number and types of marketers with which Florsheim competes. Florsheim also experiences significant competition from imports. Highly competitive conditions existing within both the wholesale and retail segments of the men's footwear market may result in increased price promotions and promotional expenses that limit the Company's ability to grow its sales and enhance its gross profit margins.

Reliance on Foreign Production

     During 1996, approximately three-quarters of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States, with approximately two-thirds of such non-domestic product manufactured in India, where Florsheim is a participant in a joint venture arrangement with a local operation, and the remainder of such non-domestic product sourced from a variety of suppliers in a number of other countries, including Portugal, Spain, Italy, Dominican Republic, China and Mexico. The Company's operations are subject to the customary risks of doing business abroad, including currency fluctuations, labor unrest, political instability, restrictions on transfer of funds, import and export duties and trade barriers (including quotas) and U.S. customs and tariffs. In addition, trade regulations and potential U.S. government sanctions could be imposed against some of the countries from which the Company sources product and result in restrictions on imports from such countries. To date, these factors have not had an adverse impact on the Company's operations.

Control of Florsheim

     Apollo Investment Fund, L.P. ("Apollo") and its affiliate Lion Advisors, L.P., on behalf of an investment account under management ("Lion"; Apollo and Lion together being referred to herein as the "Apollo Stockholders"), together beneficially own approximately 67.3% of the outstanding shares of Florsheim Common Stock. By reason of their ownership of shares of Florsheim Common Stock, the Apollo Stockholders have the power effectively to control or influence control of the Company, including in elections of the Board of Directors and other matters submitted to a vote of the Company's stockholders, including extraordinary corporate transactions such as mergers. The Apollo Stockholders may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of Apollo and Lion.

Shares Eligible for Future Sale

     The Apollo Stockholders beneficially own approximately 5,615,160 shares of Florsheim Common Stock. The Apollo Stockholders have advised Florsheim that at this time they do not have any present plan or intention to dispose of any such shares of Florsheim Common Stock. However, the Apollo Stockholders continually review decisions to buy, sell or hold investments and based on market conditions or other considerations, their intentions may change. Sales of shares of Florsheim Common Stock by the Apollo Stockholders would be subject to restrictions imposed by the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 promulgated thereunder, unless the Apollo Stockholders exercise certain rights for the registration of their shares of Florsheim Common Stock under the Securities Act. The sale of a substantial number of shares of Florsheim Common Stock by the Apollo Stockholders could adversely affect the market price of the Florsheim Common Stock.

Item 2.  Properties

     Florsheim owns or leases the following principal plants, offices and warehouses:



                                                          Floor       Owned
                                                          Space       or
Location                                Type of Facility  (Sq. Ft. )  Leased
--------                                ----------------  ----------  ------
Chicago, IL..........................   Headquarters      129,000     Leased
Jefferson City, MO...............       Warehouse         562,000     Owned
Cape Girardeau, MO............          Plant              90,000     Owned
Preston, Australia.................     Plant/Warehouse    59,000     Leased
Hong Kong...........................    Office/Warehouse   12,000     Leased
Florence, Italy.......................  Office/Warehouse    5,000     Leased
New York, NY......................      Office/Showroom     3,000     Leased

     The owned properties listed above are encumbered by a first priority lien and mortgage pursuant to the Credit Agreement, dated November 17, 1994, among the Company and certain of its subsidiaries, certain financial institutions and BT Commercial Corporation, as Agent.

     On March 20, 1997, the Company completed the sale of its former headquarters located in Chicago, Illinois.

     The Company's properties listed above are generally well maintained, suitable for present operations and adequate for current production requirements. Production and sourcing of Florsheim dress and dress casual product formerly accomplished at the Kirksville, Missouri facility sold in connection with the sale of Hy-Test, has been directed towards Cape Girardeau and other locations. Productive capacity and extent of utilization of Florsheim's manufacturing facilities are difficult to quantify with certainty because maximum capacity and utilization in a facility varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, Florsheim estimates that overall its production facilities were effectively utilized during fiscal 1996 at moderate to high levels of productive capacity and believes that its facilities in combination with other facilities available through the Company's sourcing network have the capacity, if necessary, to expand production to meet anticipated product requirements.


Item 3.  Legal Proceedings

     The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not  applicable.

                                   PART II


Item 5.  Market for The Registrant's Common Equity and Related  Stockholder
Matters

     As of February 20, 1997, there were approximately 1,900 holders of record of Common Stock.

     Shares of the Company's Common Stock trade on The NASDAQ Stock Market under the symbol: FLSC. The reported high and low sale prices for Florsheim's Common Stock on The NASDAQ Stock Market for each quarterly period within the two most recent fiscal years are included in Note 17 to the consolidated financial statements of the Company included under Item 8 of this Report.

     The Company did not pay dividends on its Common Stock during the fiscal years ended December 30, 1995 and December 28, 1996.

     A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 7 to the consolidated financial statements of the Company included under Item 8 of this Report.

Item 6.    Selected Consolidated Financial and Operating Data

(Dollars in thousands other than per share data)

The following financial data should be read in conjunction with the consolidated financial statements and notes thereto included.

===================================================================================================================================
                                                                             Fiscal year   Fiscal year   Fiscal year   Fiscal year
                                                    Five months ended(1)(2)  ended(1)(2)   ended(1)(2)   ended(1)(2)   ended(1)(2)
                                                   ------------------------  --------------------------  --------------------------
                                                   Aug 2, 1992  Jan 2, 1993  Jan 1, 1994   Dec 31, 1994  Dec 30, 1995  Dec 28, 1996
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATING RESULTS:
Net sales:
  U.S. wholesale                                     $ 29,521   $ 40,757      $ 89,863        $92,447     $ 79,924     $ 73,637
  U.S. retail                                          56,296     59,056       132,163        130,960      122,588      118,507
  International
  (including exports from the U.S.)                    15,741     19,306        41,408         42,493       44,136       45,768
-----------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                            101,558    119,119       263,434        265,900      246,648      237,912
  Hy-Test (3)                                          13,607     14,793        36,191         36,101       38,659        6,943
===================================================================================================================================
  Total net sales                                     115,165    133,912       299,625        302,001      285,307      244,855
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                           51,235     65,157       140,892        134,898      124,376      116,773
Selling, general, and administrative expenses          46,808     48,897       110,974        114,766      117,456      105,365
-----------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                4,427     16,260        29,918         20,132        6,920       11,408
Other income (expense), net                               161      1,603            63           (194)          67        1,366
Interest expense                                        4,454      4,457        10,350         10,408       13,274        9,989
Reorganization items                                  (11,445)       -             -             -             -             -
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income tax
  expense, and cumulative effect of
  a change in accounting principle                    (11,311)    13,406        19,631          9,530       (6,287)       2,785
Income tax expense (benefit)                             (151)     4,173         7,351          3,048       (1,441)         821
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect
  of a change in accounting principle                 (11,160)     9,233        12,280          6,482       (4,846)       1,964
Cumulative effect of a change in accounting
  principle                                           (17,059)       -             -             -             -             -
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $(28,219)   $ 9,233      $ 12,280         $6,482     $ (4,846)     $ 1,964
Earnings (loss) per share (4)                            -           -             -             -        $  (0.58)     $  0.23
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INFORMATION:
Ratio of earnings to fixed charges (8)                   -          2.83x         2.15x          1.54x        -            1.16x
Pro forma ratio of earnings to fixed charges (5)                                  1.54x          1.07x
EBITDA (6)                                           $  6,849    $17,292      $ 33,138        $23,974     $ 11,459      $16,283
Pro Forma EBITDA (5)(6)                                   -           -         29,465         20,538            -            -
Depreciation and amortization                           2,422      1,032         3,220          3,842        4,539        4,875
Capital expenditures                                    1,476      1,870         8,142          9,498        5,479        9,424
BALANCE SHEET DATA AT PERIOD END:
Working capital                                       138,427    133,363       152,035        141,300      111,922       95,116
Property, plant, and equipment, net                    14,865     14,189        17,817         21,687       21,742       24,974
Total assets                                          198,550    197,151       221,404        215,270      186,321      185,238
Long-term debt, less current maturities               116,970    107,770       104,287        105,533       80,126       69,450
Stockholder's investment                               31,134     36,289        65,587             -             -            -
Shareholders' equity                                      -           -             -          60,148       55,068       57,655
-----------------------------------------------------------------------------------------------------------------------------------

NUMBER OF RETAIL STORES: (7)
  U.S. specialty                                         278         267           248            233          220          205
  U.S. outlet                                             19          37            58             78           90           93
  International                                           61          60            51             57           53           53
-----------------------------------------------------------------------------------------------------------------------------------
  Total stores                                           358         364           357            368          363          351
===================================================================================================================================

(1) Effective January 2, 1993, Florsheim changed its fiscal year end from the last Saturday in February to the Saturday closest to December 31. This change, coupled with "fresh start" reporting, results in reporting fiscal 1992 in two 22-week periods.

(2) As of November 17, 1994, Florsheim became an independent public company. Prior to that date, Florsheim operated as a division and/or subsidiary of Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (see note 1 to consolidated financial statements).

(3) Represents sales of the Company's Hy-Test safety shoe business, which was sold in March, 1996.

(4) Earnings (loss) per share data are presented for the full years that the Company operated during the period as an independent public company.

(5) Calculated on a pro forma basis. See note 18 to consolidated financial statements for discussion of pro forma financial data.

(6) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, and other income and expense. See the Company's consolidated statements of cash flows in the Company's consolidated financial statements contained elsewhere in this report. EBITDA is presented solely as supplemental disclosure because (i) the Company's gross profit and earnings from operations after August 2, 1992 are not comparable to its gross profit and earnings from operations before August 2, 1992; (ii) the Company believes EBITDA is comparable for periods before and after August 2, 1992: and (iii) EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. EBITDA is not intended to provide a measure of profitability and is being presented solely for informational purposes as one of several measures of financial performance.

     (7) Figures include only Company-operated stores at period end.

(8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (loss) before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expenses that is representative of the interest factor. For the five months ended August 2, 1992, and for the twelve months ended December 30, 1995, earnings were inadequate to cover fixed charges by $11.3 million and $6.3 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

The following commentary should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of this report.


OVERVIEW

     Florsheim Group Inc. (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.
Florsheim distributes its products to more than 6,000 specialty and department store locations worldwide and through 351 Company-operated specialty stores and outlet stores as of December 28, 1996.

On December 26, 1996, Florsheim Group Inc. changed to its present corporate name from The Florsheim Shoe Company.

Effective November 17, 1994, Florsheim became an independent public company when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED, ("INTERCO"), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility (credit facility). Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the credit facility to pay financing expenses and repay its share of the outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for an all cash sale price settled at approximately $23.2 million. Annual net sales of the sold business were $38,659 for the twelve months ended December 30, 1995 and $6,943 for the period through the March 22, 1996 sale date.

RESULTS OF OPERATIONS

The Company's fiscal year end is the Saturday closest to December 31. Throughout this analysis, fiscal 1994 refers to the twelve-month period ended December 31, 1994, fiscal 1995 refers to the twelve-month period ended December 30, 1995, and fiscal 1996 refers to the twelve-month period ended December 28, 1996.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.

==============================================================================================================
                                                                   Twelve months ended
                                       -----------------------------------------------------------------------
(Dollars in thousands)                 December 31, 1994            December 30, 1995      December 28, 1996
--------------------------------------------------------------------------------------------------------------
                                       Amount         %             Amount         %        Amount         %
--------------------------------------------------------------------------------------------------------------
Net sales:
   U.S. Wholesale                     $ 92,447      30.6 %        $ 79,924      28.0%     $ 73,637      30.1%
   U.S. Retail                         130,960      43.3           122,588      43.0       118,507      48.4
   International (including
     exports from U.S.)                 42,493      14.1            44,136      15.5        45,768      18.7
---------------------------------------------------------------------------------------------------------------
   Subtotal                            265,900      88.0           246,648      86.5       237,912      97.2
   Hy- Test (1)                         36,101      12.0            38,659      13.5         6,943       2.8
---------------------------------------------------------------------------------------------------------------
   Total net sales                    $302,001     100.0 %         $285,307     100.0 %    $244,855    100.0 %
===============================================================================================================
Percent change in same store
   sales (2)                                        (1.0)%                      (6.3)%                  (0.3)%
EBITDA (3)                            $ 23,974       7.9%         $ 11,459       4.0   %  $ 16,283       6.7 %
===============================================================================================================

(1)  The Hy-Test safety shoe business was sold on March 22, 1996.
(2) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the preceding period of comparable length.
(3) Earnings before interest expense, income taxes, depreciation and amortization, and other income (expense), net. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to earnings from operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.




========================================================================================================================
                                                                                 Twelve months ended
                                                            ------------------------------------------------------------
                                                                Dec. 31,            Dec. 30,              Dec. 28,
Operations data (as a percent of net sales)                      1994                1995                   1996
------------------------------------------------------------------------------------------------------------------------
Net sales                                                        100.0 %             100.0 %               100.0 %
Gross profit                                                      44.7                43.6                  47.7
Selling, general, and administrative expense                      38.0                41.2                  43.0
Earnings from operations                                           6.7                 2.4                   4.7
Interest expense                                                   3.5                 4.7                   4.1
Net earnings (loss)                                                2.1                (1.7)                  0.8
=====================================================================================================================

   FISCAL 1996 COMPARED TO FISCAL 1995

Net sales for fiscal 1996 were $244,855, a decrease of $40,452, or 14.2%, as compared to fiscal 1995. Of the decrease, $31,716, or 11.1% is attributed to the Hy-Test division, which was sold on March 22, 1996. U.S. wholesale net sales decreased $6,287, or 7.9%, due to decreases in unit volume reflecting
difficult market conditions and product availability.   U.S. retail net sales
decreased $4,081, or 3.3%, as additional sales from stores opened during or after fiscal 1995 were more than offset by store closings, a net store reduction during fiscal 1996 of twelve stores, and fiscal 1996 same store sales decreases at U.S. specialty stores of 0.3%. International sales increased $1,632, or 3.7%, with the increase due to increased sales at Company-operated stores and expanded wholesale distribution.

Gross profit margin for fiscal 1996 was 47.7% of net sales, as compared to 43.6% of net sales for fiscal 1995. The increase was due to a mix change (reflecting the sale of Hy-Test) to a higher percentage of retail sales and costs decreases due to the Company's expense reduction programs and was partially offset by increased price promotion activity.

Selling, general and administrative expenses for fiscal 1996 were $105,365, a decrease of $12,091, or 10.3%, from fiscal 1995. Selling, general and administrative expenses for fiscal 1996 were 43.0% of net sales, an increase from 41.2% of net sales for fiscal 1995 due to lower sales volume and a mix change reflecting the sale of Hy-Test. Expense decreases due to the Company's expense reduction programs were partially offset by increased selling costs and spending on sales growth opportunities.

Earnings from operations for fiscal 1996 were $11,408, an increase of $4,488, or 64.9%, from fiscal 1995, and EBITDA for fiscal 1996 was $16,283, an increase of $4,824, or 42.1% from fiscal 1995. Earnings from operations for fiscal 1996 were 4.7% of net sales, as compared to 2.4% of net sales for fiscal 1995, and EBITDA for fiscal 1996 was 6.7% of net sales, as compared to 4.0% of net sales for fiscal 1995. EBITDA is presented as a supplemental disclosure; EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. Earnings from operations and EBITDA in fiscal 1996 are improved from fiscal 1995 primarily due to the expense reduction programs, partially offset by the reduction in earnings from operations due to sales volume decreases.

Interest expense for fiscal 1996 was $9,989 as compared to fiscal 1995 amount of $13,274. This decrease is due to the lower average amount of Senior Notes outstanding and lower average outstanding borrowings under the credit facility, primarily due to the use of the proceeds from the sale of the assets of Hy-Test during fiscal 1996 as compared to the average outstanding during fiscal 1995.

The net earnings per share for fiscal 1996 were $0.23 per share, an improvement from a loss per share of $0.58 in fiscal 1995. The improvement is primarily due to the reduction in interest expense, expense reduction program, and the gain on sale of Hy-Test, partially offset by the reduction in earnings from operations due to sales volume decreases.


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


                                                                        Twelve months ended
                                              -----------------------------------------------------------------------
                                                                        Pro forma (Unaudited)
                                              -----------------------------------------------------------------------
                                                December 30,                                  December 28,
                                                    1995                                          1996
---------------------------------------------------------------------------------------------------------------------
                                                 Amount        %                         Amount           %
---------------------------------------------------------------------------------------------------------------------
Net sales                                      $ 246,648      100%                    $  237,912         100%
Gross profit                                     113,920     46.2                        115,173        48.4
Selling, general, and
  administrative expense                         109,442     44.4                        103,265        43.4
Earnings from operations                           4,478      1.8                         11,908         5.0
EBITDA                                             8,877      3.6                         16,783         7.1
---------------------------------------------------------------------------------------------------------------------



Pro forma net sales for fiscal 1996 were $237,912 (3.5%) lower than fiscal 1995 pro forma net sales. As noted above, the reductions were primarily due to decreases in U.S. wholesale unit volume and closed store sale decreases at Company-operated stores.

Pro forma earnings from operations and pro forma EBITDA for 1996 were $7,430 and $7,906, respectively, higher than fiscal 1995. As noted above, the effect of the expense reduction programs were partially offset by the lower sales volume.

The pro forma balance sheet date reflects the sale of Hy-Test receivables and inventory, the sale of the Kirksville, Missouri factory, the transfer of certain liabilities to the buyer, the use of cash proceeds from the sale to eliminate outstanding borrowings under the credit facility, and the unapplied balance of the cash proceeds from the sale, net of transaction costs and taxes as a result of the transaction, as if the transaction occurred as of December 30,1995.



-----------------------------------------------------------------------------------------------------------
Balance Sheet Data                                               Pro forma
                                                             ------------------
                                                                December 30,            December 28,
ASSETS                                                              1995                    1996
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                       $   16,227              $  21,691
Receivables, net                                                    25,810                 26,431
Inventories                                                         74,826                 73,824
Other current assets                                                14,111                  8,773
-----------------------------------------------------------------------------------------------------------
Total current assets                                               130,974                130,719

Property, plant and equipment, net                                  20,686                 24,974
Other assets                                                        23,898                 29,545
-----------------------------------------------------------------------------------------------------------
Total assets                                                    $  175,558              $ 185,238
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                                             $   27,242              $  35,603
-----------------------------------------------------------------------------------------------------------
Long-term debt                                                      69,450                 69,450
Other long-term liabilities                                         22,885                 22,530
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                  119,577                127,583
-----------------------------------------------------------------------------------------------------------
Shareholders' equity                                                55,981                 57,655
Total liabilities & shareholders' equity                        $  175,558              $ 185,238
-----------------------------------------------------------------------------------------------------------

   FISCAL 1995 COMPARED TO FISCAL 1994

Net sales for fiscal 1995 were $285,307, a decrease of $16,694, or 5.5%, as compared to fiscal 1994. U.S. wholesale net sales decreased $12,523, or 13.5%, due to unit volume decreases primarily reflecting adjustments in dealer inventories and difficult market conditions. U.S. retail net sales decreased $8,372, or 6.4%, as a result of an above normal level of promotional pricing throughout 1995 due to competitive retail market conditions, which led to same store sales decreases of 6.3% at U.S. specialty stores, and a net reduction of thirteen retail specialty stores. For the fourth quarter ended December 30, 1995, same store sales were down 6.1% at U.S. specialty stores. International sales increased $1,643, or 3.9%, primarily due to wholesale sales increases.

Gross profit margin for fiscal 1995 was 43.6% of net sales, as compared to 44.7% of net sales for fiscal 1994. The decrease in gross profit was due to continued promotional pricing above historical levels at both the wholesale and retail levels and reduced overall sales volume.

Selling, general, and administrative expenses for fiscal 1995 were $117,456, an increase of $2,690 or 2.3%, from fiscal 1994. Selling, general, and administrative expenses for fiscal 1995 were 41.2% of net sales, as compared to 38.0% of net sales for fiscal 1994. The increases were primarily due to increased pension costs associated with the Distribution, the impact of fourth quarter 1995 workforce reductions, additional merchandising costs required to support the brand, and higher selling expenses partially offset by cost reduction programs initiated by management during fiscal 1995. The decline in sales also caused operating expenses as a percentage of net sales to increase.

As a result of the foregoing factors, earnings from operations for fiscal 1995 were $6,920, a decrease of $13,212, or 65.6%, from fiscal 1994, and EBITDA for fiscal 1995 was $11,459, a decrease of $12,515, or 52.2%, from fiscal 1994. Earnings from operations for fiscal 1995 were 2.4% of net sales, as compared to 6.7% of net sales for fiscal 1994, and EBITDA for fiscal 1995 was 4.0% of net sales, as compared to 7.9% of net sales for fiscal 1994. Declines in earnings from operations and EBITDA during fiscal 1995 occurred primarily as a result of decreases in unit sales volume, margin declines and increases in pension and other expenses.

Interest expense for fiscal 1995 was $13,274, as compared to the fiscal 1994 amounts of $10,408. This increase is due to INTERCO's lower effective borrowing costs (pre-Distribution) compared to Florsheim's higher effective borrowing costs (post-Distribution).


SUBSEQUENT EVENT

On March 20, 1997, the Company completed the sale of the corporate headquarters building located in downtown Chicago, Illinois, for an all cash sale price of $8,050. Net cash proceeds were approximately $6,000 before income taxes.


ACCOUNTING POLICIES ADOPTIONS

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement, resulted in a $500 charge to the Selling, General and Administrative Expenses within the Consolidated Statements of Operations during fiscal 1996.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", a fair value based method, is effective for transactions entered into in fiscal years that begin after December 15, 1995. Management has reviewed the Statement and continues to use the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", an intrinsic value base method, for stock option grants outstanding as of December 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

Working capital at December 28, 1996, was $95,116, a decrease of $16,806, as compared to $111,922 at December 30, 1995. The decrease is primarily due to the sale of assets of the Hy-Test division, the use of a portion of the cash proceeds to reduce to zero the $17.6 million of outstanding borrowings under the Company's credit facility as of the sale date and an increase in accounts payable due to the timing of payments related to the capital expenditures made on the leased property in downtown Chicago to prepare for the occupancy as the new corporate headquarters. Cash interest payments totaled $9,328 during the fiscal 1996, and $10,820 during fiscal 1995, and cash income tax payments were $693 during the fiscal 1996 and $1,635 during fiscal 1995.


     CAPITAL EXPENDITURES

During fiscal 1995 and fiscal 1996, capital expenditures totaled $5,479 and $9,424, respectively. Approximately 70% of these expenditures in 1995 were used to open or remodel retail specialty stores or outlet stores; during 1996, approximately 60% of the capital expenditures were used to prepare the leased property in downtown Chicago for the occupancy as the new corporate headquarters. Management estimates that capital expenditures in 1997 will be between the total fiscal 1995 and total fiscal 1996 amounts.


     FINANCING ARRANGEMENTS

Credit facility borrowings may be made from time to time to finance future liquidity requirements, including seasonal working capital requirements. The credit facility provides for borrowings of up to $75,000 based on a borrowing base formula reflecting eligible accounts receivable and inventory and includes, as part of and not in addition to the $75,000 credit limit, a sub-facility for the issuance of up to an aggregate of $60,000 in letters of credit for issuance to Florsheim suppliers in connection with the importation of foreign goods and for other corporate purposes and foreign currency hedging obligations. The cash borrowings under the credit facility bear interest at prime rate plus 1.25% or at an adjusted LIBOR rate plus 2.50% depending on the type of loan the Company executes. As of December 28, 1996, the Company's borrowing base was approximately $31,185 outstanding domestic letters of credit were $8,817, and there were no outstanding borrowings under the credit facility. There were no outstanding borrowings under a line of credit for a foreign subsidiary as of December 28, 1996.

On March 22, 1996, the Company received an amendment to its credit facility agreement allowing it to purchase on the open market (and retire) Senior Notes using up to $15,000 of proceeds from the credit facility. Such repurchases, if executed, will enable the Company to reduce its interest expense by replacing a portion of the Senior Notes with lower cost debt from the credit facility. However, the amount of availability under the credit facility to meet working capital and other borrowing needs is reduced by the amount borrowed for the purpose of purchasing Senior Notes, and the term of the credit facility is less than the maturity date of the Senior Notes. As of December 28, 1996, the Company had made no purchases of Senior Notes under the amendment. Florsheim believes that, if repurchases of Senior Notes are made, available borrowings under the credit facility, together with cash generated from operations, will be adequate to meet debt service, capital expenditures, and other liquidity requirements for the foreseeable future.


SEASONALITY OF BUSINESS

In total, the Company's net sales are primarily not seasonal; however earnings from operations and EBITDA tend to be higher in the fourth quarter due to the proportionately higher retail sales which include both a wholesale and a retail margin.

FOREIGN CURRENCY

The Company does not believe that foreign currency risk is material to its operations. The Company's export sales are denominated in United States dollars, and its international sales other than export sales are denominated in the local currency of each jurisdiction in which Florsheim's foreign operations are located. In view of these factors and the historically immaterial currency translation adjustments for international sales, Florsheim has not hedged, and does not presently anticipate the future need to hedge in any material respect, foreign currency risk related to international and export sales. The majority of purchases by the Company from foreign sources are denominated in United States dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice, based on a review of market conditions, to hedge its risks, where appropriate, through the purchase of forward exchange contracts to cover firm purchase orders. Any gains or losses from such transactions are reported in income and have not been material to the Company's operating results.


INFLATION

The Company does not believe that inflation has had a material impact on sales or operating results during the periods covered in this discussion.



Item 8. Financial Data and Supplementary Data

The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

FLORSHEIM GROUP INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 30, 1995 and December 28, 1996



=============================================================================================================
                                                                            December 30,       December 28,
         ASSETS                                                                 1995               1996
=============================================================================================================
Current assets:
  Cash and cash equivalents                                                 $    5,249        $    21,691
  Receivables, less allowances of $2,284 at December 30, 1995
    and $1,705 at December 28, 1996                                             36,113             26,431
  Inventories                                                                   84,684             73,824
  Deferred tax assets, net                                                      10,027              4,552
  Prepaid expenses and other current assets                                      4,091              4,221
-------------------------------------------------------------------------------------------------------------
Total current assets                                                           140,164            130,719

Property, plant and equipment
  Buildings and improvements                                                    18,567             22,539
  Machinery and equipment                                                       15,821             19,381
-------------------------------------------------------------------------------------------------------------
                                                                                34,388             41,920
  Less: accumulated depreciation                                               (12,646)           (16,946)
-------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                               21,742             24,974
Deferred tax assets, net                                                         6,144             11,475
Other assets                                                                    18,271             18,070
=============================================================================================================
                                                                            $  186,321        $   185,238
=============================================================================================================
         LIABILITIES AND SHAREHOLDERS' EQUITY
=============================================================================================================
Current liabilities:
  Notes payable                                                             $       94        $         -
  Accounts payable                                                              11,492             17,900
  Accrued employee compensation                                                  4,098              4,160
  Accrued interest expense                                                       3,082              2,858
  Other accrued expenses                                                         8,990             10,207
  Income taxes payable                                                             486                478
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       28,242             35,603
Long-term debt                                                                  80,126             69,450
Deferred postretirement benefits other than pensions                            20,462             20,614
Other long-term liabilities                                                      2,423              1,916
-------------------------------------------------------------------------------------------------------------
                                                                               131,253            127,583

Shareholders' equity:
  Preferred stock, without par value, 2,000,000 shares authorized and no
     shares issued and outstanding                                                  -                   -
  Common stock, 20,000,000 shares authorized, without par value,
     $1.00 stated value, 8,346,051 shares issued and outstanding                8,346               8,346
  Paid-in capital                                                              50,295              50,295
  Accumulated translation adjustment                                             (251)                372
  Accumulated deficit                                                          (3,322)             (1,358)
=============================================================================================================
Total shareholders' equity                                                     55,068              57,655
=============================================================================================================
                                                                            $ 186,321         $   185,238
=============================================================================================================

See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

Fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996


----------------------------------------------------------------------------------------------------------------------
                                                        Fiscal year             Fiscal year          Fiscal year
                                                          ended                    ended               ended
                                                        December 31,            December 30,         December 28,
                                                           1994                    1995                 1996
----------------------------------------------------------------------------------------------------------------------
Net sales                                              $ 302,001                 $  285,307           $  244,855
Cost of sales                                            167,103                    160,931              128,082
----------------------------------------------------------------------------------------------------------------------
Gross profit                                             134,898                    124,376              116,773
Selling, general and
    administrative expenses                              114,766                    117,456              105,365
----------------------------------------------------------------------------------------------------------------------
Earnings from operations                                  20,132                      6,920               11,408
Interest expense, net                                     10,408                     13,274                9,989
Other income (expense), net                                 (194)                        67                1,366
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        9,530                     (6,287)               2,785
Income tax expense (benefit)                               3,048                     (1,441)                 821
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   6,482                 $   (4,846)          $    1,964
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share                        N.A.                 $    (0.58)          $     0.23
----------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                  N.A.                  8,346,051                    -
Weighted average common shares/equivalents outstanding         -                          -            8,379,287
======================================================================================================================

   See accompanying notes to consolidated financial statements.

   N. A. - Not Applicable (See Note 2)

FLORSHEIM GROUP INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

Fiscal years ended December 31, 1994, December 30, 1995, and December 28, 1996


------------------------------------------------------------------------------------------------------------------------------
                                                                         Fiscal year        Fiscal year       Fiscal year
                                                                            ended             ended             ended
                                                                         December 31,       December 30,      December 28,
                                                                             1994               1995             1996
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                    $    6,482         $  (4,846)       $  1,964
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities
    (excluding assets/liabilities related to the sale
    of assets of Hy-Test):
         Loss (gain) on disposal of assets                                      158                55          (2,112)
         Depreciation and amortization                                        3,841             4,539           4,875
         Deferred taxes                                                        (907)           (2,622)            144
         Noncash interest and other expense                                     202               914             885
         Decrease (increase) in receivables                                     924             3,880            (284)
         Decrease in inventories                                             12,239            27,357             348
         Decrease (increase) in prepaid expenses and other assets            (2,851)              289            (308)
         Increase in accounts payable, accrued interest
            expense and other accrued expenses                                   82             1,177           8,072
         Increase (decrease) in income taxes payable                          1,157              (671)             (8)
         Increase (decrease) in other long-term
            liabilities                                                         335               938            (355)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    21,662            31,010          13,221
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of assets of Hy-Test,
    net of transaction costs                                                      -                 -          23,025
  Proceeds from the disposal of assets                                          767               159             390
  Additions to property, plant and equipment                                 (9,498)           (5,479)         (9,424)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          (8,731)           (5,320)         13,991
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net capital contribution to INTERCO                                       (12,916)                -               -
  Net change in notes and loans payable                                           -                94             (94)
  Receipts from long-term debt                                              110,000                 -               -
  Payments of allocated long-term debt                                     (107,802)                -               -
  Repurchase of Senior Notes                                                      -           (15,550)              -
  Net reduction in bank credit facility                                      (4,467)           (9,857)        (10,676)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (15,185)          (25,313)        (10,770)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (2,254)              377          16,442
Cash and cash equivalents at beginning of period                              7,126             4,872           5,249
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $    4,872         $   5,249        $ 21,691
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure:
  Cash payments for income taxes, net                                    $    1,785         $   1,635        $    693

  Cash payments for interest                                             $    9,491         $  10,820        $  9,328
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.

Consolidated Statements of Shareholders' Equity

Fiscal years ended December 31, 1994, December 30, 1995, and December 28, 1996

(Dollars and number of shares in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                        Preferred stock       Common stock                                                 Retained
                            Stock-      ---------------     ----------------         Paid       Accumulated    earnings/    Share-
                           holder's     Number of           Number of             in        translation   (accumulated     holders'
                          investment    shares   Amount     shares    Amount    capital     adjustment      deficit)        equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 1994           65,587         -       -            -        -          -            -               -          65,587

Net earnings                 4,958         -       -            -        -          -            -           1,524           6,482

Foreign currency
  translations               1,012         -       -            -        -          -          (17)              -             995

Net capital change         (12,916)        -       -            -        -          -            -               -         (12,916)

Distribution of
  common stock             (58,641)        -       -        8,346    8,346      50,295           -               -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1994              -         -       -        8,346    8,346      50,295         (17)          1,524          60,148

Net loss                         -         -       -            -        -           -           -          (4,846)         (4,846)

Foreign currency
  translations                   -         -       -            -        -           -        (234)              -            (234)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 30, 1995      $       -         -    $  -        8,346   $ 8,346   $ 50,295     $  (251)       $ (3,322)      $  55,068

Net earnings                     -         -       -            -         -          -           -           1,964           1,964

Foreign currency
  translations                   -         -       -            -         -          -         623               -             623
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 28, 1996      $       -         -    $  -        8,346   $ 8,346   $ 50,295     $   372        $ (1,358)      $  57,655
====================================================================================================================================

  See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


DECEMBER 30, 1995 AND DECEMBER 28, 1996

(1) BASIS OF PRESENTATION


     NATURE OF BUSINESS

   Florsheim Group Inc. and its subsidiaries (Florsheim or the Company) design, market, manufacture and source a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. The majority of revenues are derived from operations in the United States. On December 26, 1996, Florsheim changed to its present corporate name from The Florsheim Shoe Company.


     THE DISTRIBUTION

   Effective November 17, 1994 (the effective date) Florsheim became an independent public company. Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (INTERCO), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility (credit facility). Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the credit facility to pay financing expenses and repay its share of the outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

   Financial information prior to the Distribution reflects the financial position and results of operations of the Company as a division and/or subsidiary of INTERCO and is not necessarily indicative of the financial position or results of operations had the Company operated as a separate, stand-alone entity during the periods covered.

   Prior to November 17, 1994, Florsheim operations were conducted through a division and/or certain wholly owned subsidiaries of INTERCO.


     REORGANIZATION AND EMERGENCE FROM CHAPTER 11

   On January 24, 1991, INTERCO and its domestic subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the Court). INTERCO emerged from Chapter 11 effective with the beginning of business on August 3, 1992.


(2) SIGNIFICANT ACCOUNTING POLICIES

   Florsheim follows generally accepted accounting principles to present fairly its consolidated financial position, results of operations, cash flows and shareholders' equity. The major accounting policies of Florsheim are set as follows:

                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



        SALE OF ASSETS OF HY-TEST SAFETY SHOE DIVISION

   On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for an all cash sale price settled at approximately $23.2 million. A portion of this cash was used to reduce to zero the $17.6 million of outstanding borrowings under the Company's bank credit facility as of the sale date. The balance of the proceeds are available for investment in the business and for further debt reduction. Annual net sales of the sold business were $38,659 for the twelve months ended December 30, 1995. The net gain on sale of $1,850 is included in other income (expense), net.


        PRINCIPLES OF CONSOLIDATION

   Commencing with the effective date of the Distribution, the financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. Prior to the effective date, the financial statements include the accounts of the Company on a combined basis as described in the Distribution. All significant intercompany transactions and balances have
   been eliminated.   The results of Hy-Test are included through the sale
   date, March 22, 1996.


        FRESH START REPORTING

   As of August 2, 1992, in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), INTERCO and its domestic subsidiaries were required to adopt "fresh start" reporting. The ongoing impact of the adoption of "fresh start" reporting is reflected in Florsheim's financial statements for the fiscal years ended December 31, 1994, December 30, 1995, and December 28, 1996.


        FISCAL YEAR

   Florsheim's fiscal year end is the Saturday closest to December 31. Therefore, the results of operations will periodically include a 53 week fiscal year. Fiscal 1994, 1995 and 1996 each represented a 52 week fiscal year. For purposes of these financial statements, fiscal 1994 refers to the 12 month period ended December 31, 1994, fiscal 1995 refers to the 12 month period ended December 30, 1995, and fiscal 1996 refers to the 12 month period ended December 28, 1996.


        CASH AND CASH EQUIVALENTS

   Cash and cash equivalents represent cash and short term, liquid investments with an original maturity of three months or less.


        INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market.

                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



        PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized while normal repairs and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations. For financial reporting purposes, Florsheim utilizes both accelerated and straight-line methods of computing depreciation and amortization. Such expense is computed based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 11 years for machinery and equipment.

        TRADEMARKS

   Trademarks are recorded at fair value and are amortized on a straight-line basis over a forty year period.


        ADVERTISING

   All advertising costs are expensed as incurred.


        INCOME TAX EXPENSE

   The results of Florsheim are included in the consolidated tax returns filed by Florsheim for the year ended December 28, 1996, December 30, 1995, the period November 18, 1994 to December 31, 1994, and in the consolidated tax returns filed by INTERCO for the period January 2, 1994 to November 17,
   1994.   The Federal income  tax expense in the consolidated financial statements for period prior to the Distribution is allocated in accordance with U. S. Treasury Regulations, and approximates the expenses as if Florsheim had filed a separate return.

   As of the Distribution date (as defined in Note 1), Florsheim and INTERCO entered into a formal tax agreement to provide for the payment of taxes, and the entitlement to tax refunds, for periods ended on and prior to the November 17, 1994 distribution date, and to provide for various related matters. The tax agreement generally provides that any Federal and state tax, interest, or penalty attributable to Florsheim for periods ending on or prior to the date of distribution will be indemnified by INTERCO, subject to any tax liabilities which have been transferred to Florsheim.

   The tax agreement also provides that INTERCO will pay Florsheim a portion of the tax benefits received by INTERCO from any tax operating losses generated by Florsheim (which Florsheim elects to carryback) for periods after the distribution that are eligible for carryback to periods when Florsheim was owned by INTERCO.

   Florsheim complies with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109, which was adopted by the Company as of August 2, 1992, requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. Deferred tax assets


                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



   and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     STOCK OPTION PLAN

   Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 31, 1995, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Florsheim complies with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (SFAS No. 106). SFAS No. 106, which was adopted by the Company as of August 2, 1992, requires the cost of these benefits to be recognized in the financial statements over an employee's service period with the company.


     FOREIGN CURRENCY TRANSLATION

   The accounts of the foreign subsidiaries have been translated from their functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of shareholders' equity subsequent to the Distribution and as a part of stockholder's investment prior to the Distribution.


     EARNINGS PER SHARE

   Net earnings (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents when the results are not antidulutive.

   The historical capital structure of the Company during most of fiscal 1994 is not comparable to the ongoing capital structure of the Company since the Distribution date; historical per share data would not be meaningful and, accordingly, has not been presented for periods prior to fiscal 1995.




                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)




     AMORTIZATION OF PREPAID EXPENSES

   Certain expenses related to obtaining financing have been capitalized and are being amortized over the life of the financing to which they relate.


     USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

   The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement resulted in a $500 write-down of assets, which is included in selling, general and administrative expense on the income statement.


(3) INVENTORIES

     Inventories are categorized as follows:

--------------------------------------------------------------------------------
                                              December 30,   December 28,
                                                  1995           1996
--------------------------------------------------------------------------------
 Retail merchandise                             $45,543       $44,474
 Finished products                               29,186        19,588
 Work-in-process                                  1,418         1,363
 Raw materials                                    8,537         8,399
--------------------------------------------------------------------------------
                                                $84,684       $73,824
--------------------------------------------------------------------------------



                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



(4) LONG-LIVED ASSETS

    Management determined that the assets of the U.S. and Canada Retail divisions might have been impaired because of operating losses sustained by these divisions over the last two years. Accordingly, management estimated the undiscounted future cash flows to be generated by the U.S. and Canada Retail divisions, which was less than the carrying amount of the divisions' long-lived assets. Management then estimated the fair value of those assets using discounted future cash flows as a measure of fair value. As stated above, this resulted in a $500 write-down of the assets which is included in selling, general and administrative expense on the income statement.


(5) LONG-TERM DEBT

    Long-term debt consisted of the following:


--------------------------------------------------------------------------------
                                            December 30,  December 28,
                                               1995          1996
--------------------------------------------------------------------------------
12-3/4% Senior Notes due 2002                 $69,450       $69,450
Credit facility                                10,676             -
--------------------------------------------------------------------------------

                                              $80,126       $69,450
--------------------------------------------------------------------------------



    The common stock of Florsheim's principal subsidiaries and substantially all of Florsheim's cash, working capital and property, plant and equipment
    have        been pledged as security for the credit facility.  The debt instruments pursuant to which the Senior Notes and credit facility were issued contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures and incurrence of debt and require Florsheim to achieve certain financial ratios. The Company was in compliance with the financial covenants of its debt instruments, as of December 28, 1996.


        12-3/4% SENIOR NOTES DUE 2002

    The Senior Notes are senior unsecured obligations of Florsheim. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by all existing domestic subsidiaries of Florsheim and may be guaranteed by future domestic subsidiaries.

    Interest on the Senior Notes is payable semiannually on March 1 and September 1. The Senior Notes mature on September 1, 2002 and will not be redeemable, in whole or part, prior to September 1, 1998, except that, at any time prior to September 1, 1997, Florsheim, at its option, may redeem up to $28,050 principal amount of Senior Notes, at a price equal to 112.75% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of any equity offering; provided, however, that at least $56,950 principal amount of Senior Notes remains outstanding immediately following each such redemption. On or after September 1, 1998, the Senior Notes are redeemable, at Florsheim's option, in whole or in part, at various prices plus accrued and unpaid interest, if any, to the redemption date. In the event of a change of control,

                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)




   Florsheim is required to offer to repurchase all of the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the purchase date.

   The financing fees of $2,550 have been capitalized and are being amortized over an eight year period to the maturity of the notes. When Senior Notes were purchased and retired in fiscal 1995, the capitalized financing fees were adjusted proportionately to the remaining outstanding balance of the Senior Notes.


        CREDIT FACILITY

   The Company maintains a $75,000 revolving credit facility which matures November 17, 1997. Florsheim can elect to extend the term of the credit facility for an additional two years provided that the Company is in compliance with the restrictive covenants of its debt agreements at the time the term is extended. At December 28, 1996, the outstanding borrowings under the revolving credit loan facility was zero, as compared to $10,676 at December 30, 1995, none of which, in the prior fiscal year, the Company considered to be for seasonal borrowings. The weighted average outstanding balance of the credit facility during the twelve months of 1996 was approximately $2,200.

   The credit facility allows for issuance of letters of credit and foreign currency hedging obligations and cash borrowing. Letters of credit issuances and hedging obligations are limited to no more than $60,000; cash borrowings are limited only by the facility's maximum availability less letters of credit and hedging obligations outstanding. Maximum availability under the facility is determined by the amount of eligible accounts receivable and inventory at each month end (referred to in aggregate as a "borrowing base"). As of December 28, 1996, the Company's borrowing base totaled $31,185 as compared to $49,282 at December 30, 1995.

   The credit facility is secured by a first priority lien on and security interest in substantially all property of the Company. In 1994, the Company paid an origination fee of 2.5% of the commitment of $75,000 to the banks. The Company is required to pay an annual unused line (commitment) fee of one-half of one percent on the average daily unused portion of the commitment, payable monthly in arrears, until such commitments are terminated. The Company also pays an annual collateral management fee of $100. The outstanding cash borrowings under the revolving credit loan facility bear interest at prime rate plus 1.25% or at an adjusted LIBOR rate plus 2.50% depending upon which type of loan the Company executes.

   Under the letter of credit facility a fee of 1.25% per annum in the case of commercial (trade) letters of credit and 1.75% per annum in the case of stand-by letters of credit is assessed for the account of the lenders
   ratably.   A further fee of one-half of one percent is assessed on stand-by letters of credit representing a facing fee. A customary administrative charge for issuance of letters of credit is also payable to the relevant issuing banks. Letters of credit fees are payable monthly in arrears. At December 28, 1996, there were $8,817 in letters of credit outstanding under the working capital facility.




                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)




   The commitment fee of $1,875 has been capitalized and is being amortized over a three year period to November 1997.

   The Australian operations utilized a credit facility for revolver balances and issuance of letters of credit. The outstanding letters of credit, as of the end of December 1996, was $231. This facility is subject to annual review and secured by a debenture mortgage over the company's inventory to a limit of approximately $1,400. As of December 30, 1995, Florsheim Australia's borrowing totaled $94, as compared to zero at December 28, 1996.


(6)  PREFERRED STOCK

   The Company's restated certificate of incorporation includes authorization to issue up to 2.0 million shares of no par value, preferred stock. As of December 30, 1995 and December 28, 1996, no preferred stock had been issued.


(7)  COMMON STOCK

   The Company's restated certificate of incorporation includes authorization to issue up to 20 million shares of common stock. As of December 30, 1995, and December 28, 1996, 8,346,051 shares of common stock had been issued and were outstanding.

   The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferential rights that may be applicable to any preferred stock (none of which had been issued as of December 28, 1996), holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. However, it is not presently anticipated that dividends will be paid on common stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends. All of the outstanding shares of common stock are fully paid and nonassessable.


(8)  STOCK OPTION PLANS

        THE FLORSHEIM SHOE COMPANY 1994 STOCK OPTION PLAN

   In 1994, prior to the Distribution, the Company adopted The Florsheim Shoe Company 1994 Stock Option Plan (the "Option Plan") pursuant to which the Executive Committee of the Board and the Executive Compensation and Stock Option Committee (the "Compensation Committee") of the Board may grant stock options to officers and key employees. The Option Plan was amended and approved by the stockholders during the Company's annual 1996 Stockholder Meeting.

   The Option Plan authorizes grants of options to purchase up to 800,000 shares of authorized and not issued common stock. The Option Plan consists of five individual grants that are non-qualified. Stock options may be granted with an exercise price below the stock's fair market at the grant date. All stock options have ten year terms, vest, and become fully exercisable after five to six years from the date of grant.

                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)




   The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Option Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant. Had compensation cost for the company's Option Plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the resulting reduction in the company's net income and earnings per share for the years ended December 30, 1995 and December 28, 1996 would not have been significant.

   At December 28, 1996, options to purchase 471,000 shares of common stock were outstanding and 52,250 shares were exercisable. The per share weighted-average fair value of stock options granted during 1996, 272,000 shares, was $2.13 (no options were granted during 1995 under the Option
   Plan) on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 6.1%, stock volatility rate of 50.0%, expected turnover rate of 25.0% and an expected life of five years.


        THE CHARLES J. CAMPBELL STOCK OPTION PLAN

   In 1995, the Company adopted the second stock option plan, the Charles J. Campbell Stock Option Plan (the "Campbell Plan"). The Campbell Plan was adopted as a means to encourage and provide opportunities for ownership of Florsheim Common Stock by the Chairman of the Board, Charles J. Campbell. The Campbell Plan was also approved by the public stockholders during the Company's annual 1996 Stockholder Meeting.

   The Campbell Plan authorizes grants of options to purchase up to a total of 250,000 shares of authorized but unissued common stock. The Campbell Plan consists of three separate grants of non-qualified stock options as follows:
   (i)  options to purchase 83,333 shares of Common Stock with an option price
   per share of $5.00;  (ii)   options to purchase 83,333 shares of Common
   Stock with an option price per share of $7.50; (iii) option to purchase 83,334 shares of Common Stock with an option price per share of $10.00. All stock options have ten year terms, vest, and 20% become fully exercisable on the first five anniversaries of the date of grant.

   The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Campbell Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant. Had compensation cost for the Company's Campbell Plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the resulting reduction in the company's net income and earnings per share for the years ended December 30, 1995 and December 28, 1996 would not have been significant.

   At December 28, 1996, options to purchase 250,000 shares of common stock were outstanding and 50,000 shares exercisable. The per share weighted-average fair value of stock options granted during 1995, 250,000 shares, was $1.80 (no options were granted during 1996 under the Campbell
   Plan). The Black Scholes option pricing model was utilized on the date of grant with the following weighted-average assumptions used for grants in 1995: dividend yield rate of 0.0%, risk free interest rate of 6.1%, stock volatility rate of 50.0%, turnover rate of 0.0%, and an expected life of five years.


                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements


Stock option activity during the following periods indicated as follows:



                                  Number of           Weighted-Average
                                    Shares            Exercise Price
--------------------------------------------------------------------------------

Balance at January 1, 1994               ----               ----
  Granted                                454,500            $3.63
  Exercised                              -----              -----
  Forfeited                              -----              -----
  Expired                                -----              -----

--------------------------------------------------------------------------------

Balance at December 31, 1994             454,500            $3.63

  Granted                                ----               ----
  Exercised                              ----               ----
  Forfeited                              (19,000)           $3.76
  Expired                                ----               ----

--------------------------------------------------------------------------------

Balance at December 30, 1995             435,500            $3.62

  Granted                                552,000            $6.13
  Exercised                              ----               ----
  Forfeited                             (266,500)           $3.78
  Expired                                ----               ----

--------------------------------------------------------------------------------

Balance at December 28, 1996             721,000            $5.49

--------------------------------------------------------------------------------



                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements



   The following tables summarize information about fixed price stock options outstanding and exercisable at December 28, 1996:



                              OPTIONS OUTSTANDING



    Range of        Number                  Weighted-                 Weighted-
    Exercise      Outstanding at        Average Remaining         Average Exercise
     Prices      December 28, 1996   Contractual Life (in years)        Price
----------------------------------------------------------------------------------

   $3.01-$4.00      168,000                 5.7                       $3.23

   $4.01-$5.00      355,333                 9.2                       $5.00

   $5.01-$6.00       31,000                 7.3                       $5.76

   $6.01-$8.00       83,333                 8.8                       $7.50

   $8.01-$10.00      83,334                 8.8                       $10.00
----------------------------------------------------------------------------------

        TOTAL       721,000                 8.2                       $5.49



                              OPTIONS EXERCISABLE

    Range of        Number             Weighted-
    Exercise      Exercisable at    Average Exercise
     Prices      December 28, 1996       Price

----------------------------------------------------------------------------------

   $3.01-$4.00       36,750               $3.23

   $4.01-$5.00       16,666               $5.00

   $5.01-$6.00       15,500               $5.76

   $6.01-$8.00       16,667               $7.50

   $8.01-$10.00      16,667              $10.00

----------------------------------------------------------------------------------
        TOTAL       102,250               $5.70

                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


-----------------------------------------------------------------------------------------------------

(9)     INCOME TAXES

        Income tax expense (benefit) was comprised of the following:

-----------------------------------------------------------------------------------------------------
                                        Fiscal year          Fiscal year             Fiscal year
                                          ended                ended                    ended
                                        December 31,         December 30,            December 28,
                                           1994                1995                      1996
-----------------------------------------------------------------------------------------------------
         Current:
            Federal                  $    3,046            $      -                  $   (659)
            State and local                 450                 163                       111
            Foreign                         459               1,018                     1,225
-----------------------------------------------------------------------------------------------------
                                          3,955               1,181                       677
         Deferred                          (907)             (2,622)                      144
-----------------------------------------------------------------------------------------------------
                                     $    3,048            $ (1,441)                 $    821
-----------------------------------------------------------------------------------------------------


        The following table reconciles the differences between the Federal corporate statutory rate and Florsheim's effective income tax rate:



--------------------------------------------------------------------------------------------------------------
                                                         Fiscal year        Fiscal year       Fiscal year
                                                           ended              ended              ended
                                                         December 31,       December 30,      December 28,
                                                           1994                1995              1996
--------------------------------------------------------------------------------------------------------------
        Federal corporate statutory rate                 35.0  %             35.0 %              35.0  %
        State and local income taxes, net of
            Federal tax benefit                           1.6                (1.7)                2.6  %
        Foreign taxes, including foreign
            currency translation effects                  3.1                (3.6)              (11.8) %
        Prior year adjustments-foreign tax credit
            and foreign dividend income                     -                   -               (14.2) %
        Foreign dividend income                             -                (5.3)               17.2  %
        Nontaxable foreign income                        (7.9)                  -                   -
        Other                                             0.2                (1.5)                0.7  %
--------------------------------------------------------------------------------------------------------------
        Effective income tax rate                        32.0  %             22.9 %              29.5  %
--------------------------------------------------------------------------------------------------------------


           The operating result for fiscal 1995 is a loss before tax. For this reason, 1995 shows a net tax benefit rather than a tax charge. This is in contrast to fiscal 1994 and fiscal 1996 which show a profit before tax and a tax charge.



                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


----------------------------------------------------------------------------------------------------------------------

        The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                     December 31,          December 30,           December 28,
                                                        1994                 1995                    1996
----------------------------------------------------------------------------------------------------------------------
        Deferred tax assets:
          Fair value adjustments                     $  4,891              $  4,355               $   3,798
          Employee postretirement benefits
            other than pensions                         7,892                 7,739                   7,617
          Expense accruals                              1,821                 2,363                   3,291
          Valuation reserves                            4,129                 2,976                     425
          Depreciation                                    559                   873                   1,319
          Inventory costs capitalized                     975                   719                     561
          Carry forward - loss                              -                 3,273                   4,179
          Foreign tax credit & withholding taxes            -                   259                   1,648
----------------------------------------------------------------------------------------------------------------------
        Total gross deferred tax assets                20,267                 22,557                 22,838
----------------------------------------------------------------------------------------------------------------------
        Deferred tax liabilities:
          Employee pension plans                       (6,562)                (6,340)                (6,811)
          Other                                          (156)                   (46)                     -
----------------------------------------------------------------------------------------------------------------------
        Total deferred tax liabilities                 (6,718)                (6,386)                (6,811)
----------------------------------------------------------------------------------------------------------------------
        Net deferred tax assets                      $ 13,549              $  16,171              $  16,027
----------------------------------------------------------------------------------------------------------------------


     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes sufficient taxable income will be generated to realize the benefits of the deferred tax assets.


(10) EMPLOYEE BENEFITS

     Florsheim sponsors or contributes to retirement plans covering substantially all employees. The total cost (benefit) of all plans for fiscal 1994, 1995 and 1996, (excluding "fresh start" adjustment) were $(1,610), $1,432, and $(222) respectively.

        COMPANY-SPONSORED DEFINED BENEFIT PLANS

     Annual cost for company-sponsored defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



It is Florsheim's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. Funding decisions made in fiscal 1996 and 1995 contributed towards the deferred or prepaid pension cost. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts. The table below summarizes the funded status of Florsheim-sponsored defined benefit plans.



-----------------------------------------------------------------------------------------------------------
                                                                     December 30,          December 28,
                                                                         1995                 1996
-----------------------------------------------------------------------------------------------------------
        Actuarial present value of benefit obligations:
           Vested benefit obligation                                   $  75,274            $  71,090
-----------------------------------------------------------------------------------------------------------
           Accumulated benefit obligation                                 76,370               73,201
-----------------------------------------------------------------------------------------------------------
           Projected benefit obligation                                   83,317               79,621

        Plan assets at fair value                                         94,785               98,761
-----------------------------------------------------------------------------------------------------------
        Plan assets in excess of projected benefit obligation             11,468               19,140
        Unrecognized net (gain) loss                                       1,815               (4,698)
        Unrecognized prior service cost                                    5,604                5,239
        Additional minimum liability                                        (265)                (220)
        Fresh start adjustment                                           (11,147)             (10,475)
-----------------------------------------------------------------------------------------------------------
        Net prepaid pension assets (included in other assets)          $   7,475            $   8,986
-----------------------------------------------------------------------------------------------------------


        Net periodic pension expense for fiscal 1994, 1995 and 1996 include the following components:

-----------------------------------------------------------------------------------------------------------
                                                     Fiscal year          Fiscal year        Fiscal year
                                                       ended                ended               ended
                                                     December 31,         December 30,       December 28,
                                                         1994                1995                1996
-----------------------------------------------------------------------------------------------------------
        Service cost-benefits earned
           during the period                         $    704            $   1,131           $   1,305
        Interest cost on the projected benefit          6,731                5,948               5,793
        Actual return on plan assets                   (2,889)             (19,234)            (10,491)
        Net amortization and deferral                  (6,850)              12,830               2,672
        Fresh start amortization                       (1,041)                (672)               (672)
-----------------------------------------------------------------------------------------------------------
        Net periodic pension expense                 $ (3,345)           $       3           $  (1,393)
-----------------------------------------------------------------------------------------------------------





                                                                     (continued)

-----------------------------------------------------------------------------
FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)
-----------------------------------------------------------------------------



   Employees are covered primarily by noncontributory plans, funded by Florsheim contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits generally are based upon service, pay, or both, with employees generally becoming vested upon completion of five years of service.

   The expected long-term rate of return on plan assets was 8.0%, 9.0%, and 9.0% in fiscal 1994, 1995 and 1996 respectively. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 8.25%, 7.25% and 7.75% and a long-term rate of compensation increase of 4.5%, 4.5% and 4.5%, for fiscal 1994 , 1995 and 1996 respectively.


        OTHER RETIREMENT PLANS AND BENEFITS

   In addition to the Company-sponsored defined benefit plans, Florsheim makes contributions to various defined contribution, union-negotiated and foreign plans. The cost of these plans is included in the total cost for all plans reflected above.

   Florsheim also participated in an employee savings plan during fiscal years 1994 through 1996. Florsheim's cost for this plan for fiscal 1994, 1995 and 1996 was $214, $209 and $164 respectively.

   In addition to pension and other supplemental benefits, certain retired employees are currently provided with specified health care and life insurance benefits. Eligibility requirements for such benefits generally state that benefits are available to employees who retire after a certain age with specified years of service if they agree to contribute a portion of the cost. Florsheim has reserved the right to modify or terminate these benefits. Health care and life insurance benefits are provided to both retired and active employees through medical benefit trusts, third-party administrators and insurance companies.



                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


----------------------------------------------------------------------------------------------------------------
        The following table sets forth the consolidated financial status of postretirement benefits other than pensions:
----------------------------------------------------------------------------------------------------------------
                                                                         December 30,          December 28,
                                                                            1995                  1996
----------------------------------------------------------------------------------------------------------------
        Accumulated postretirement benefit obligation:
          Retirees                                                      $   11,625             $  10,563
          Fully eligible active plan participants                            2,592                 2,660
          Other active plan participants                                     3,067                 3,018
----------------------------------------------------------------------------------------------------------------
        Total                                                               17,284                16,241
        Plan assets at fair value                                            4,104                 3,926
----------------------------------------------------------------------------------------------------------------
        Accumulated postretirement benefit obligation in
          excess of plan assets                                             13,180                12,315
        Unrecognized net gain                                                7,745                 8,366
        Unrecognized prior service gain                                      1,187                 1,083
----------------------------------------------------------------------------------------------------------------
        Accrued postretirement benefit obligation                       $   22,112             $  21,764
----------------------------------------------------------------------------------------------------------------

        As of December 30, 1995 and December 28, 1996, the Company has
        recorded $1,650 and $1,150 respectively,   of the accrued
        postretirement benefit expense in accrued expenses as shown in Note 15.

        Net periodic postretirement benefit expense include the following components:


--------------------------------------------------------------------------------------------------------------------------------
                                                                      Fiscal year          Fiscal year         Fiscal year
                                                                         ended               ended               ended
                                                                      December 31,         December 30,        December 28,
                                                                         1994                 1995                1996
--------------------------------------------------------------------------------------------------------------------------------
        Service cost-benefits earned
           during the period                                          $   506               $   267           $    342
        Interest cost on the postretirement benefit obligation          1,554                 1,336              1,176
        Estimated return on plan assets                                  (304)                 (305)              (309)
        Net amortization and deferral                                    (256)                 (438)              (424)
--------------------------------------------------------------------------------------------------------------------------------
        Net periodic postretirement benefit expense                   $ 1,500               $   860           $    785
--------------------------------------------------------------------------------------------------------------------------------


For measurement purposes, annual rates of increase in the expense of health care benefits of 12.0%, 11.0% and 10% were assumed for fiscal 1994 , 1995 and 1996 respectively. The rates are assumed to decrease gradually to 6.0% in fiscal 2000 and remain at those levels thereafter. The health care expense trend rate assumption has an effect on amounts reported. For example, increasing the health care expense trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 28, 1996 by approximately $499 and the net periodic expense by $85 for the year.





                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)




   The weighted average discount rate used in determining the accumulated postretirement obligation was 8.25%, 7.25% and 7.75% for fiscal 1994 , 1995 and 1996 respectively. The expected long-term rate of return on plan assets was 8.0% for fiscal 1996.


(11) LEASE COMMITMENTS

   Substantially all of Florsheim's retail outlets and certain other real properties and equipment are operated under lease agreements expiring at various dates through the year 2008. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Certain of the leases provide for renewal for various periods at stipulated rates.

   Rental expenses under operating leases were as follows:

--------------------------------------------------------------------------------
                               Fiscal year      Fiscal year      Fiscal year
                                  ended            ended            ended
                               December 31,     December 30,     December 28,
                                  1994             1995             1996
--------------------------------------------------------------------------------

 Basic rentals                   $14,992          $15,611          $15,852
 Contingent rentals                6,532            6,790            6,469

--------------------------------------------------------------------------------

                                  21,524           22,401           22,321
 Less: sublease rentals              181               63               24
--------------------------------------------------------------------------------

                                 $21,343          $22,338          $22,297
--------------------------------------------------------------------------------


   Amount of minimum future annual rental commitments under non-cancellable operating leases in each of the five fiscal years 1997 through 2001 are $14,517, $12,666, $10,956, $9,230 and $7,631 and in aggregate for all lease agreements, $76,854 through the end of the lease terms. At December 28, 1996, INTERCO guaranteed future base operating lease payments on behalf of Florsheim of approximately $20 million, exclusive of related operating expenses.



                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



(12) FAIR  VALUE OF FINANCIAL INSTRUMENTS

     LONG-TERM DEBT

     The fair values of the following long-term debt are based on closing market prices at year end for the Senior Notes and on the outstanding balance for the credit facility.


                                      December 30, 1995     December 28, 1996
                                      -----------------     -----------------
                                     Carrying  Estimated   Carrying   Estimated
                                      amount  fair value    amount   fair value
--------------------------------------------------------------------------------
12-3/4% Senior Notes due 2002        $69,450   $57,296     $69,450      $75,180
Credit facility                       10,676    10,676           -            -
--------------------------------------------------------------------------------


(13) TRANSACTIONS WITH AFFILIATES

   Prior to the Distribution date, cash collected by Florsheim in excess of operating needs was transferred to Interco and Florsheim's cash requirements were funded by INTERCO. The cumulative net impact of the cash transfers and other intercompany transactions have been included in stockholder's investment. All capital transactions and equity balances between Florsheim and INTERCO through the Distribution date were recorded in stockholder's investment. These transactions and balances include net earnings, capital contributions, dividends, income taxes, and translation adjustments.


                            (continued on next page)


                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


     Prior to the Distribution date, INTERCO provided services to Florsheim, including legal, administration of certain benefit and insurance programs, income tax management and cash management and treasury services. The financial statements include an administrative fee allocated to Florsheim totaling $440 for fiscal year 1994. The allocations are not necessarily representative of general and administrative expenses that would have been incurred had Florsheim been an unaffiliated entity.

     At the effective date of the Distribution, a consulting agreement was established with Apollo Advisors, L.P., an affiliate of Florsheim's controlling shareholders. Charges totaled $50, $400, and $400 for fiscal years 1994, 1995, and 1996 respectively.

     Under an employment agreement with Charles J. Campbell, the Company advanced Mr. Campbell $300 to purchase the Company's common stock. At December 30, 1995, the advance was repaid in full.

(14) LITIGATION

     Florsheim is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of Florsheim from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of Florsheim.

(15) OTHER FINANCIAL DATA

     Items charged to earnings during fiscal 1994, 1995 and 1996 include the following:

--------------------------------------------------------------------------------
                                 Fiscal year     Fiscal year   Fiscal year
                                   ended           ended          ended
                                 December 31,    December 30,  December 28,
                                    1994            1995          1996
--------------------------------------------------------------------------------
Advertising and promotion          $9,530          $7,659        $6,293
Repairs and maintenance             1,978           1,718         1,472
--------------------------------------------------------------------------------


Items included in other accrued expenses include:


-------------------------------------------------------------------------------------------------------
                                                            December 30,          December 28,
                                                               1995                  1996
-------------------------------------------------------------------------------------------------------
Taxes - general                                              $  1,574             $  1,189
Postretirement benefits other than pensions                     1,650                1,150
Group insurance                                                 1,081                1,706
Legal/other contingencies                                       1,300                2,626
Miscellaneous                                                   3,385                3,536
-------------------------------------------------------------------------------------------------------
Total other accrued expenses                                 $  8,990             $ 10,207
-------------------------------------------------------------------------------------------------------


                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

-----------------------------------------------------------------------------------------------------------
Items included in other assets are as follows:
-----------------------------------------------------------------------------------------------------------
                                                               December 30,          December 28,
                                                                  1995                  1996
-----------------------------------------------------------------------------------------------------
Prepaid pension                                                 $  8,726              $ 10,244
Investment in unconsolidated subsidiaries                          3,997                 4,024
Trademarks                                                         1,871                 1,820
Unamortized debt                                                   2,082                 1,347
Other                                                              1,595                   635
-----------------------------------------------------------------------------------------------------
Total other assets                                              $ 18,271              $ 18,070
=====================================================================================================

(16) BUSINESS SEGMENT INFORMATION

   Florsheim operates in one industry segment - the design, sourcing and marketing of quality footwear. Florsheim's products are marketed in the United States and internationally with no one customer or foreign geographical region accounting for 10% or more of consolidated sales. Florsheim operates subsidiaries in Australia, Canada, Europe and the Pacific Rim. Information about Florsheim's operations in the United States and internationally are presented in the table below:


--------------------------------------------------------------------------------------------------------------
                                                 Fiscal year            Fiscal year           Fiscal year
                                                    ended                 ended                 ended
                                                 December 31,           December 30,          December 28,
                                                     1994                  1995                  1996
--------------------------------------------------------------------------------------------------------------
        Sales to unrelated entities:
           United States (includes exports)      $   261,699            $   243,329           $   201,829
           Other                                      40,302                 41,978                43,026
--------------------------------------------------------------------------------------------------------------
                                                 $   302,001            $   285,307           $   244,855
--------------------------------------------------------------------------------------------------------------
        Operating income:
           United States                         $    18,233            $     5,906           $     8,782
           Other                                       1,899                  1,014                 2,626
-------------------------------------------------- ------------------------------------------------------------
                                                 $    20,132            $     6,920           $    11,408
--------------------------------------------------------------------------------------------------------------

                                                 December 31,           December 30,          December 28,
                                                     1994                   1995                  1996
--------------------------------------------------------------------------------------------------------------
        Total assets:
           United States                         $   191,128            $   163,660           $   159,799
           Other                                      24,142                 22,661                25,439
--------------------------------------------------------------------------------------------------------------
                                                 $   215,270            $   186,321           $   185,238
--------------------------------------------------------------------------------------------------------------



                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------

(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Following is a summary of unaudited quarterly information:

-----------------------------------------------------------------------------------------------------------------------------------
                                                              First             Second             Third                Fourth
                                                              quarter           quarter            quarter              quarter
-----------------------------------------------------------------------------------------------------------------------------------
        Fiscal year ended December 30, 1995:
           Net sales                                    $     71,131       $     68,859      $      67,992     $         77,325
           Gross profit                                       31,881             30,481             29,461               32,553
           Net earnings (loss)                          $        292       $       (882)     $      (1,302)    $         (2,954)
           Common stock price
             range (high-low)                           $  6 - 3 3/4       $  5 3/8 - 4      $  5  1/4 - 4     $  5 1/4 - 3 1/2
           Common stock price
             at quarter end                             $     4  5/8       $     4  1/4      $      5  1/8     $         3  3/4

           Net earnings (loss) per
           common shares outstanding                    $       0.03       $      (0.11)     $       (0.15)    $          (0.35)

           Weighted average common
           shares outstanding (1)                          8,415,257          8,416,477          8,346,051            8,346,051
-----------------------------------------------------------------------------------------------------------------------------------

        Fiscal year ended December 28, 1996:
           Net sales                                    $     61,927     $       58,958      $      60,107     $         63,863
           Gross profit                                       27,884             27,899             28,142               32,848
           Net earnings (loss)                          $       (160)    $         (284)     $          92     $          2,316
           Common stock price
             range (high-low)                           $ 5 - 3  1/2     $5 1/4 - 3 7/8      $  5 - 4  1/4     $     6 - 4  1/4
           Common stock price
             at quarter end                             $     4  1/2      $           5      $      4  3/8     $         5  5/8

           Net earnings (loss) per
           common shares outstanding                    $      (0.02)     $       (0.03)     $        0.01     $           0.28

           Weighted average common
           shares outstanding (1)                          8,346,051          8,346,051          8,390,211            8,382,594
-----------------------------------------------------------------------------------------------------------------------------------


(1) Common stock equivalents were not used in the computation of average shares outstanding in the third and fourth quarters of 1995 and in the first and second quarters of 1996 due to the antidilutive effect.





                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)



(18) PRO FORMA FINANCIAL DATA - DISTRIBUTION (UNAUDITED)

     Pro forma information reflects the November 1994 spin-off from the Company's former parent company and the related debt transactions as if they had occurred as of January 1, 1994. The pro forma information reflects the annual interest expense of the Senior Notes and the bank credit facility, the adjustment to pension expense, and a consulting agreement established at the spin-off date. The pro forma information does not necessarily reflect the operating data of Florsheim which would have resulted if Florsheim had been operated as a separate independent company during the fiscal year ended December 31, 1994.


-------------------------------------------------------------------------------------------------------------------------
                                                       Pro Forma (Unaudited)                      Actual
                                                       ---------------------         ------------------------------------
                                                          Fiscal year                 Fiscal year         Fiscal year
                                                            ended                       ended               ended
                                                         December 31                  December 30,        December 28,
                                                            1994                         1995               1996
-------------------------------------------------------------------------------------------------------------------------
                Earnings from operations                 $    16,275                   $    6,920         $    11,408
                Interest expense                              14,500                       13,274               9,989
                Net earnings (loss)                            1,573                       (4,846)              1,964
-------------------------------------------------------------------------------------------------------------------------
                Earnings before interest, taxes,
                depreciation and amortization, and
                other income and expense (EBITDA)        $    20,538                   $   11,459         $    16,283
-------------------------------------------------------------------------------------------------------------------------
                Net earnings (loss) per
                common share                             $      0.19                   $    (0.58)        $      0.23
-------------------------------------------------------------------------------------------------------------------------
                Weighted average common
                shares outstanding (See Note 2)                                         8,346,051           8,379,287
                Actual number of shares
                outstanding at 12/31/94                    8,346,051
=========================================================================================================================








                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


(19) PRO FORMA FINANCIAL DATA - HY-TEST (UNAUDITED)

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


--------------------------------------------------------------------------------------------------
                                                          Twelve months ended
                                          --------------------------------------------------------
                                                          Pro forma (Unaudited)
                                          --------------------------------------------------------
                                             December 30,                  December 28,
                                               1995                          1996
--------------------------------------------------------------------------------------------------
                                             Amount      %                 Amount       %
--------------------------------------------------------------------------------------------------
Net sales                                 $  246,648     100%             $ 237,912     100%
Gross profit                                 113,920    46.2                115,173    48.4
Selling, general, and
  administrative expense                     109,442    44.4                103,265    43.4
Earnings from operations                       4,478     1.8                 11,908     5.0
EBITDA                                         8,877     3.6                 16,783     7.1
==================================================================================================


The pro forma balance sheet date reflects the sale of Hy-Test receivables and inventory, the sale of the Kirksville, Missouri factory, the transfer of certain liabilities to Wolverine, the use of cash proceeds from the sale to eliminate outstanding borrowings under the bank credit facility, and the unapplied balance of the cash proceeds from the sale, net of transaction costs and taxes as a result of the transaction, as if the transaction occurred as of December 30,1995.








                            (continued on next page)






                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data                                                 Pro forma
                                                                --------------
                                                                  December 30,         December 28,
ASSETS                                                               1995                  1996
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $  16,227              $  21,691
Receivables, net                                                    25,810                 26,431
Inventories                                                         74,826                 73,824
Other current assets                                                14,111                  8,773
--------------------------------------------------------------------------------------------------------------------
Total current assets                                               130,974                130,719

Property, plant and equipment, net                                  20,686                 24,974
Other assets                                                        23,898                 29,545
--------------------------------------------------------------------------------------------------------------------
Total assets                                                     $ 175,558              $ 185,238
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                                              $  27,242              $  35,603
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                      69,450                 69,450
Other long-term liabilities                                         22,885                 22,530
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  119,577                127,583
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                55,981                 57,655
Total liabilities & shareholders' equity                         $ 175,558              $ 185,238
--------------------------------------------------------------------------------------------------------------------










                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)




(20)  SUBSEQUENT EVENT


   On March 20, 1997, the Company completed the sale of the corporate headquarters building located in downtown Chicago, Illinois, for an all cash sale price of approximately $8,050. Net cash proceeds were approximately $6,000 before income taxes.


(21) SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

   In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002, of which $69,450 are outstanding, and the Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

   The following condensed consolidating information presents:

   (1) Condensed consolidating financial statements as of December 30, 1995 and December 28, 1996 and for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

   (2) Florsheim, the parent, with the investments in the guarantor and nonguarantor subsidiaries accounted for on the equity method, and

   (3) Elimination entries necessary to consolidate Florsheim, the parent, with the guarantor and nonguarantor subsidiaries.


   There are no restrictions on the parent or guarantor subsidiaries to obtain funds from the subsidiaries by dividend or loan.







                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

=====================================================================================================================

                                              CONDENSED CONSOLIDATING BALANCE SHEET

                                                        DECEMBER 30, 1995

=====================================================================================================================
                                                       Guarantor      Nonguarantor
                                           Parent      subsidiaries    subsidiaries     Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                         $  2,658       $ 1,131           $ 1,460       $      -         $  5,249
    Receivables                             15,756        10,490             8,906            961           36,113
    Inventories                             45,250        28,751            10,683              -           84,684
    Prepaid expenses and
      other current assets                  11,032         1,450             1,636              -           14,118
---------------------------------------------------------------------------------------------------------------------
  Total current assets                      74,696        41,822            22,685            961          140,164
  Net property, plant and
    equipment                               14,473         4,640             2,629              -           21,742
  Other assets                              22,231         1,755               504            (75)          24,415
  Investments in subsidiaries               65,006             -                 -        (65,006)               -
---------------------------------------------------------------------------------------------------------------------
Total assets                              $176,406       $48,217           $25,818       $(64,120)        $186,321
=====================================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:
    Notes payable                                -             -                94              -               94
    Accounts payable                         5,133         2,469             2,929            961           11,492
    Accrued expenses
      and other current
      liabilities                           13,194           874             2,588              -           16,656
---------------------------------------------------------------------------------------------------------------------
  Total current liabilities                 18,327         3,343             5,611            961           28,242
  Long-term debt, less
    current maturities                      80,126             -                 -              -           80,126
  Deferred postretirement
    benefits                                20,462             -                 -              -           20,462
  Other long-term liabilities                2,423             -                75            (75)           2,423
  Shareholders' equity                      55,068        44,874            20,132        (65,006)          55,068
---------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                    $176,406       $48,217           $25,818       $(64,120)        $186,321
---------------------------------------------------------------------------------------------------------------------

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

============================================================================================================================

                                              CONDENSED CONSOLIDATING BALANCE SHEET

                                                        DECEMBER 28, 1996

============================================================================================================================
                                                     Guarantor       Nonguarantor
                                      Parent        subsidiaries     subsidiaries     Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                        $ 18,427         $   397           $ 2,867        $      -            $ 21,691
    Receivables                            22,724             135             5,692          (2,120)             26,431
    Inventories                            41,086          20,216            12,522               -              73,824
    Prepaid expenses and
      other current assets                  6,522             820             1,431               -               8,773
----------------------------------------------------------------------------------------------------------------------------
  Total current assets                     88,759          21,568            22,512          (2,120)            130,719
  Net property, plant and
    equipment                              18,182           3,953             2,839               -              24,974
  Other assets                             29,068           1,369               514          (1,406)             29,545
  Investments in subsidiaries              44,110               -                 -         (44,110)                  -
----------------------------------------------------------------------------------------------------------------------------
Total assets                             $180,119         $26,890           $25,865        $(47,636)           $185,238
=============================================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                       15,916             377             3,727          (2,120)             17,900
    Accrued expenses
      and other current
      liabilities                          14,568             548             2,587               -              17,703
----------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                30,484             925             6,314          (2,120)             35,603
  Long-term debt, less
    current maturities                     69,450               -                 -               -              69,450
  Deferred postretirement
    benefits                               20,614               -                 -               -              20,614
  Other long-term liabilities               1,916               -             1,406          (1,406)              1,916
  Shareholders' equity                     57,655          25,965            18,145         (44,110)             57,655
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                   $180,119         $26,890           $25,865        $(47,636)           $185,238
============================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

============================================================================================================================

                                         CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

============================================================================================================================
                                                               Guarantor     Nonguarantor
                                                   Parent     subsidiaries   subsidiaries    Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net sales                                          $215,158       $83,234         $40,302       $(36,693)        $302,001
Cost of sales                                       130,781        49,998          23,017        (36,693)         167,103
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                         84,377        33,236          17,285              -          134,898
Selling, general and administrative
  expenses                                           72,178        27,203          15,385              -          114,766
----------------------------------------------------------------------------------------------------------------------------
Earnings from operations                             12,199         6,033           1,900              -           20,132
Interest expense                                     10,407             1               -              -           10,408
Equity earnings of subsidiaries,
  net of tax                                          6,854             -               -         (6,854)               -
Other income (expense), net                          (1,916)           14           1,708              -             (194)
----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income
  tax expense                                         6,730         6,046           3,608         (6,854)           9,530
Income tax expense                                      248         2,353             447              -            3,048
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                         $6,482       $ 3,693          $3,161        $(6,854)          $6,482
============================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

====================================================================================================================================

                                         CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                           FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

====================================================================================================================================
                                                              Guarantor      Nonguarantor
                                              Parent         subsidiaries    subsidiaries      Eliminations         Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                    $182,042         $86,607          $41,978           $(25,320)             $285,307
Cost of sales                                 109,403          51,961           24,887            (25,320)              160,931
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                   72,639          34,646           17,091                  -               124,376
Selling, general and administrative
  expenses                                     70,772          30,607           16,077                  -               117,456
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                        1,867           4,039            1,014                  -                 6,920
Interest expense                               13,273               1                -                  -                13,274
Equity earnings of subsidiaries,
  net of tax                                    2,730               -                -             (2,730)                    -
Other income (expense), net                       385              30             (348)                 -                    67
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income
  tax expense                                  (8,291)          4,068              666             (2,730)               (6,287)
Income tax expense (benefit)                   (3,445)          1,548              456                  -                (1,441)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                          $ (4,846)        $ 2,520          $   210           $ (2,730)             $ (4,846)
====================================================================================================================================

                                           FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

====================================================================================================================================
                                                          Guarantor      Nonguarantor
                                             Parent       subsidiaries    subsidiaries      Eliminations         Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                    $172,683         $53,414          $43,026           $(24,268)             $244,855
Cost of sales                                  99,291          29,101           23,958            (24,268)              128,082
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                   73,392          24,313           19,068                  -               116,773
Selling, general and administrative
  expenses                                     65,532          23,391           16,442                  -               105,365
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                        7,860             922            2,626                  -                11,408
Interest expense                                9,989               -                -                  -                 9,989
Equity earnings of subsidiaries,
  net of tax                                    2,614               -                -             (2,614)                    -
Other income (expense), net                     1,307             (29)              88                  -                 1,366
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income
  tax expense                                   1,792             893            2,714             (2,614)                2,785
Income tax expense (benefit)                     (172)            371              622                  -                   821
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                 $  1,964         $   522          $ 2,092           $ (2,614)             $  1,964
====================================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

==========================================================================================================================

                                         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

==========================================================================================================================
                                                                 Guarantor    Nonguarantor
                                                    Parent      subsidiaries  subsidiaries  Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by
  operating activities                            $ 20,110       $  (8,736)      $ 1,598        $ 8,690        $ 21,662
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing
  activities:
    Proceeds from the
      disposal of assets                               453              24           290            -               767
    Additions to property,
      plant, and equipment                          (7,538)           (811)       (1,149)           -            (9,498)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities:                                       (7,085)           (787)         (859)           -            (8,731)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing
  activities:
    Net capital contribution
      from (to) Parent or
      INTERCO                                      (11,921)          9,158        (1,463)        (8,690)        (12,916)
    Receipts from long-term
      debt                                         110,000             -             -              -           110,000
    Payments of allocated
      long-term debt                              (107,802)            -             -              -          (107,802)
    Net reduction in bank
      credit facility                               (4,467)            -             -              -            (4,467)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities:                                      (14,190)          9,158        (1,463)        (8,690)        (15,185)
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash
  equivalents                                       (1,165)           (365)         (724)            -           (2,254)
Cash and cash equivalents
  at beginning of period                             3,322           1,426         2,378             -            7,126
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                                   $  2,157         $ 1,061       $ 1,654        $    -         $  4,872
==========================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


================================================================================================================================

                                         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                            FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

================================================================================================================================

                                                                    Guarantor    Nonguarantor
                                                     Parent        subsidiaries  subsidiaries   Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by
  operating activities                              $ 29,769        $ (368)      $  1,360         $  249         $   31,010
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing
  activities:
    Proceeds from the
      disposal of assets                                 159           -               -              -                 159
    Additions to property,
      plant, and equipment                            (3,786)         (918)          (775)            -              (5,479)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities:                                         (3,627)         (918)          (775)            -              (5,320)
--------------------------------------------------------------------------------------------------------------------------------
Net cash from financing
  activities:
    Net capital contribution
      from (to) Parent                                  (234)        1,356           (873)          (249)                -
    Net change in notes
      and loans payable                                  -             -               94             -                  94
    Repurchase of Senior Notes                       (15,550)          -               -              -             (15,550)
    Net reduction in bank
      credit facility                                 (9,857)          -               -              -              (9,857)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities:                                        (25,641)        1,356           (779)          (249)           (25,313)
--------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash
  equivalents                                            501            70           (194)            -                 377
Cash and cash equivalents
  at beginning of period                               2,157         1,061          1,654             -               4,872
================================================================================================================================
Cash and cash equivalents at
  end of period                                     $  2,658        $1,131         $1,460         $   -          $    5,249
================================================================================================================================


FLORSHEIM GROUP INC.
Notes to Consolidated Financial Statements
(Dollars in thousands)

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

--------------------------------------------------------------------------------------------------------------------
                                                               Guarantor    Nonguarantor
                                                 Parent       subsidiaries  subsidiaries  Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
    operating activities:
    (excluding assets/liabilities related
    to the sale of assets of Hy-Test)           $  9,993        $ (116)      $ 7,143       $(3,799)     $ 13,221
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing
    activities:
      Proceeds from the sale of assets of
        Hy-Test, net of transaction costs         23,025             -             -             -        23,025
      Proceeds from the
        disposal of assets                           390             -             -             -           390
      Additions to property,
        plant, and equipment                      (7,586)         (898)         (940)            -        (9,424)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in)
  investing activities:                           15,829          (898)         (940)            -        13,991
--------------------------------------------------------------------------------------------------------------------
Net cash from financing
  activities:
    Net capital contribution
      from (to) Parent                               623           280        (4,702)        3,799             -
    Net change in notes
      and loans payable                              -               -           (94)            -           (94)
    Payment of long-term debt                    (10,676)            -             -             -       (10,676)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities:                          (10,053)          280        (4,796)        3,799       (10,770)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                            15,769          (734)        1,407             -        16,442
Cash and cash equivalents
  at beginning of period                           2,658         1,131         1,460             -         5,249
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period                              $ 18,427        $  397       $ 2,867       $     -      $ 21,691
--------------------------------------------------------------------------------------------------------------------


Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure.
     None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The section entitled "Election of Directors-Nominees" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 15, 1997 is incorporated herein by reference.

     The names, ages, and positions of the Executive Officers of the Company are:


NAME                  AGE            POSITION
----                  ---            --------
Charles J. Campbell   52   Chairman of the Board of Directors,
                           President and Chief Executive Officer
Thomas W. Joseph      46   President, International Division
Karen Nyman Latham    38   Vice President, Chief Financial Officer
L. David Sanguinetti  53   Executive Vice President, Chief
                           Operating Officer and President,
                           Retail Division
Gregory J. Van Gasse  46   Vice President, Marketing and Director, New Products
                           Division

     MR. CAMPBELL was elected Chairman of the Board of Directors and was appointed to the Executive Committee of the Board of Directors in September 1995, and was elected to the additional office of President and Chief Executive Officer in October 1995. From August 1993 to February 1995, Mr. Campbell was chairman, president and chief executive officer of Crystal Brands Inc., a multi-division apparel company. From 1989 to August 1993, Mr. Campbell was president and chief executive officer of Munsingwear Inc., a manufacturer and marketer of branded men's sportswear.

     MR. JOSEPH was elected President, International Division (January 1996) and served as Vice President-Retail Shops Division (Florsheim Shoe Shops and Florsheim Thayer McNeil stores - 1991 to December 1996). Mr. Joseph was previously Vice President, Marketing of Florsheim Australia Limited (1988-1991) and Vice President, Florsheim Thayer McNeil Stores (1986-1988). Mr. Joseph also held positions of General Manager, International Retail Stores (Florsheim Shoe Shops), Regional Supervisor of Retail Stores and Retail Stores Area Manager.

     MS. LATHAM  was  elected Vice President, Chief Financial Officer, (January
1997). From November 1990 through November 1996, Ms. Latham served as Vice President and Treasurer of The Vigoro Corporation, a vertically integrated fertilizer company, which was acquired by IMC Global Inc., of Northbrook, Illinois. Prior to her employment with The Vigoro Corporation, Ms. Latham was employed by Harris Trust and Savings Bank from 1981 until November 1990.

     MR. SANGUINETTI was appointed Executive Vice President, Chief Operating Officer (February 1997) and elected President, Retail Division, (April 1996). From August 1995 through April 1996, Mr. Sanguinetti served as President and Chief Operating Officer for Chernin's Shoes, a retail family shoe company. From August 1994 to July 1995, Mr. Sanguinetti served as President of Crystal Brands Inc., a multi-division apparel company. From May 1987 to July 1994 he was employed by Younkers Department Store and previously held several senior officer positions at other department stores in multi-store management and merchandising.

     MR. VAN GASSE was appointed Director, New Products Division (January
1996), and previously has served as    Vice President, Marketing  since joining
the Company in June 1990. Previously Mr. Van Gasse was employed by Chesebrough Ponds/Unilever as Director of Marketing for cosmetics and personal care products (June 1986 to June 1990) and performed in various domestic and international marketing roles at Colgate Palmolive, also a personal care company (July 1974 to May 1986).

Item 11. Executive Compensation

The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks", "Stock Options", "Retirement Plans", "Certain Agreements", "Comparative Stock Performance Graph" and "Compensation and Organization of Board of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on May 15, 1997, are incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on May 15, 1997, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The sections entitled "Compensation Committee Interlocks" , "Certain Agreements" and "Certain Transactions" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on May 15, 1997, are incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K


(a) List of documents filed as part of this report:


     1. Consolidated balance sheets, December 30, 1995 and December 28, 1996.

        Consolidated statements of operations for the fiscal year ended December 31, 1994, for the fiscal year ended December 30, 1995, and for the fiscal year ended December 28, 1996.

        Consolidated statements of cash flows for the fiscal year ended December 31, 1994, for the fiscal year ended December 30, 1995, and for the fiscal year ended December 28, 1996.

        Consolidated statements of shareholders' equity for the fiscal year
        ended   December 31, 1994, for the fiscal year ended December 30, 1995, and for the fiscal year  ended December 28, 1996.

        Notes to consolidated financial statements.

        Independent Auditors' Report

     2. Financial Statement Schedules:

        Valuation and qualifying accounts (Schedule II)

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

     3. Exhibits:

        Exhibit
        Number   Description
        -------  -----------

        2.1 Capital Contribution Agreement, dated as of October 2, 1994, between INTERCO INCORPORATED and the Company (incorporated by reference to Exhibit 2.1 by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

        2.2 Distribution and Services Agreement, dated as of November 17, 1994, among INTERCO INCORPORATED, the Company and certain of its subsidiaries (incorporated by reference to Exhibit 2.2 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

        3.1      Restated Certificate of Incorporation of the Company.

        3.2      Restated by-laws of the Company.

        4.1 Indenture, dated as of November 17, 1994, among the Company, certain of its subsidiaries and First Fidelity Bank, National Association, as Trustee, including form of Senior Note (incorporated by reference to Exhibit 4.1 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

        4.2 Credit Agreement, dated as of November 17, 1994, among the Company and its subsidiaries named therein, certain financial institutions and BT Commercial Corporation, as agent (incorporated by reference to Exhibit 4.2 by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

        4.3 Waiver #1, dated as of March 17, 1995 (received and became effective April 3, 1995) to the Credit Agreement, dated November 17, 1994, among the Company, its subsidiaries named therein, BT Commercial Corporation, as agent, and certain lenders named therein (incorporated by reference to Exhibit 4 as filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 1, 1995).

        4.4 Amendment #1, dated as of December 29, 1995, to the Credit Agreement, dated November 17, 1994, among the Company, its subsidiaries named therein, BT Commercial Corporation, as agent, and certain lenders named therein (incorporated by reference to Exhibit 4.4 as filed with the Company's Report on Form 10-K, report date - December 30, 1995).

        4.5 Amendment #2, dated as of March 22, 1996, to the Credit Agreement, dated November 17, 1994, among the Company, its subsidiaries named therein, BT Commercial Corporation, as agent, and certain lenders named therein (incorporated by reference to Exhibit 4.5 as filed with the Company's Report on Form 10-K, report date - December 30, 1995).

       10.1 INTERCO/Florsheim Tax Sharing Agreement, dated as of November 17, 1994, among INTERCO INCORPORATED, the Company and certain of its subsidiaries (incorporated by reference to Exhibit
                 10.1 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

       10.2 Registration Rights Agreement, dated as of November 17, 1994, between the Company and Apollo Interco Partners, L.P. (incorporated by reference to Exhibit 10.2 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

       10.3 License and Technical Assistance Agreement, dated February 4, 1994, between Florind Shoes Limited and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.3 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

       10.4 License and Technical Assistance Agreement, dated February 4, 1994, between Floram Shoes India, Ltd. and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.4 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

       10.5      Export Sales Agreement, dated February 4, 1994, between
                 Floram Shoes India, Ltd. and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.5 by filed The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

       10.6 Export Sales Agreement, dated as of February 4, 1994, between Florind Shoes Limited and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.6 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

       10.7 Renewed Joint Venture Agreement, dated February 4, 1994, among Shri K. Ameenur Rahman, Floram Shoes India, Ltd., Florind Shoes Limited and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.7 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

       10.10     Florsheim Supplemental Employee Retirement Plan
                 (incorporated by reference to Exhibit 10.10 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

       10.11 Consulting Agreement, dated as of November 17, 1994, between Apollo Advisors, L.P. and the Company (incorporated by reference to Exhibit 10.11 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

       10.14 Employment Agreement, dated September 15, 1995, between the Company and Ronald J. Mueller, amending and superseding the employment agreement dated October 1, 1994, between the Company and Ronald J. Mueller (incorporated by reference to
                 Exhibit 10.14 filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1995).

       10.15 Employment Agreement, dated September 7, 1995, between the Company and Charles J. Campbell (incorporated by reference to
                 Exhibit 10.15 as filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1995).

       10.16     Amendment #1, dated December 29, 1995, to Employment
                 Agreement between the Company and Charles J. Campbell (incorporated by reference to Exhibit 10.16 as filed with the Company's Report on form 10-K, report date - December 30,
                 1995).

       10.17 Amendment, dated December 29, 1995, to Employment Agreement between the Company and Ronald J. Mueller (incorporated by reference to Exhibit 10.17 as filed with the Company's Report on form 10-K, report date - December 30, 1995).

       10.18 Asset Purchase Agreement dated as of February 13, 1996 between Wolverine World Wide, Inc., Hy-Test, Inc. and The Florsheim Shoe Company (incorporated by reference to
                 Exhibit 10 as filed with the Company's Report on form 8-K, report date - March 22, 1996).

       10.19 1994 Stock Option Plan, as amended and restated as of March 15, 1996 (incorporated by reference to Exhibit 10.1, as filed
                 with   the Company's Registration Statement on Form S-8 no.
                 333-6353).

       10.20 Charles J. Campbell Stock Option Plan, as amended and restated as of March 15, 1996 (incorporated by reference to Exhibit 10.2, as filed with the Company's Registration Statement on Form S-8 no. 333-6353).

       10.21 Lease Agreement dated September 6, 1996 between Teachers Insurance and Annuity Association of America, a New York corporation, (the "Landlord") and The Florsheim Shoe Company (incorporated by reference to Exhibit 10.1 as filed with the Company's Report on 10-Q, report date - September 28, 1996).

       10.22 Real Estate Sale Contract, as amended and restated, for the sale of property located at 130 South Canal Street, Chicago, Illinois, dated February 21, 1997, between The Florsheim Shoe Company and Everest Partners L.L.C.

       11        Statement re Computation of Net Earnings Per Common Share.

       12.1      Computation of ratio of earnings to fixed charges.

       21        Subsidiaries of the Company.

       23        Consent of KPMG Peat Marwick LLP.


(b) Reports on Form 8-K.

     A Form 8-K was not required to be filed during the last quarter of the fiscal year ended December 28, 1996.

     UPON WRITTEN REQUEST TO THE COMPANY'S CHIEF FINANCIAL OFFICER, THE COMPANY WILL FURNISH SHAREHOLDERS WITH A COPY OF ANY OR ALL SUCH EXHIBITS REQUESTED AT A CHARGE OF TEN CENTS PER PAGE, WHICH REPRESENTS THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS.










                            (this  section is blank)

FLORSHEIM GROUP INC.  AND SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedule


Consolidated Financial Statements:

           Consolidated balance sheets, December 30, 1995 and December 28, 1996.

           Consolidated statements of operations for the fiscal year ended December 31, 1994, for the fiscal year ended December 30, 1995, and for the fiscal year ended December 28, 1996.

           Consolidated statements of cash flows for the fiscal year ended December 31, 1994, for the fiscal year ended December 30, 1995, and for the fiscal year ended December 28, 1996.

           Consolidated statements of shareholders' equity for the fiscal year ended December 31, 1994, for the fiscal year ended December 30, 1995, and for the fiscal year ended December
           28, 1996.

           Notes to consolidated financial statements.

           Independent Auditors' Report

Consolidated Financial Statement Schedules:

                                                                    Schedule
           Valuation and qualifying accounts                           II

FLORSHEIM GROUP INC.                                                 Schedule II
                                                                     -----------

Valuation and Qualifying Accounts

(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Charged      Charged        Other
                                                           Balance at      to costs     to other        charges
Fiscal                                                     beginning         and         account      add (deduct)    Balance at
Year               Description                              of year       expenses(1)    describe     describe(2)    end of year
1994               Allowance for doubtful accounts
                     and cash discounts                        $1,630       $6,096        $-          $(6,033)       $1,693

1995               Allowance for doubtful accounts
                     and cash discounts                         1,693        6,667         -           (6,076)        2,284

1996               Allowance for doubtful accounts
                     and cash discounts                         2,284        6,733         -           (7,312)        1,705
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes provisions for bad debt expense of $750, $1,309, and $645 and provisions for cash discount expense of $5,346, $5,358, and $6,088 for 1994,1995, and 1996, respectively.

(2) Includes write-offs for bad debts of $648, $838, and $893 and cash discounts allowed of $5,385, $5,238, and $6,419 for 1994, 1995, and 1996,
     respectively.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Florsheim Group Inc.:

We have audited the consolidated balance sheets of Florsheim Group Inc. and subsidiaries (the Company) as of December 28, 1996 and December 30, 1995 and the consolidated statements of operations, cash flows, and shareholders' equity for the years ended December 28, 1996, December 30, 1995 and December 31, 1994. These consolidated financial statements are the responsibility of management of Florsheim Group Inc. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florsheim Group Inc. and subsidiaries as of December 28, 1996 and December 30, 1995 and the results of their operations and their cash flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP
Chicago, Illinois
February 3, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FLORSHEIM GROUP INC.
                                         -----------------------------------
                                             (Registrant)

                                     By  Karen Nyman Latham
                                         -----------------------------------
                                         Karen Nyman Latham
                                         Vice President, Chief Financial Officer


Date:  March 25 , 1997

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.


             Signature            Title
----------------------            -----------------------------------

Charles J. Campbell               Chairman of the Board of Directors,
----------------------
(Charles J. Campbell)             President, Chief Executive Officer

Bernard Attal                     Director
----------------------
(Bernard Attal)

Robert H. Falk                    Director
----------------------
(Robert H. Falk)

Michael S. Gross                  Director
----------------------
(Michael S. Gross)

John J. Hannan                    Director
----------------------
(John J. Hannan)

Joshua J. Harris                  Director
----------------------
(Joshua J. Harris)

John H. Kissick                   Director
----------------------
(John H. Kissick)

Richard B. Loynd                  Director
----------------------
(Richard B. Loynd)

Ronald J. Mueller                 Director
----------------------
(Ronald J. Mueller)

Michael D. Weiner                 Director
----------------------
(Michael D. Weiner)

Karen Nyman Latham                Vice President,
----------------------
(Karen Nyman Latham)              Chief Financial Officer

Thomas E. Poggensee               Treasurer, Secretary, Controller
----------------------
(Thomas E. Poggensee)             and Chief Accounting Officer