Form 10-Q
period 1997-03-29
FLORSHEIM SHOE CO /DE/
filed 1997-05-08
CIK 928908

 ===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------
                                   FORM 10-Q
      (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997 OR
                                                          --------------
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                              TO
      -----------------------    -----------------------

                         COMMISSION FILE NUMBER 1-13474
                            ------------------------
                              FLORSHEIM GROUP INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  36-3520923
-------------------------------------------             ------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                              Identification No.)

200 North LaSalle Street, Chicago, Illinois                  60601-1014
-------------------------------------------             ------------------------
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code (312) 458-2500
                                                          --------------
                                Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                     8,346,051 Shares as of April 25, 1997
                     -------------------------------------
 ===========================================================================

                          PART I FINANCIAL INFORMATION



Item 1.              Financial Statements


Consolidated Financial Statements for the quarter ended March 29, 1997.


             Consolidated Balance Sheet:

                     March 29, 1997
                     December 28, 1996

             Consolidated Statement of Operations:

                     Three Months Ended March 29, 1997
                     Three Months Ended March 30, 1996

             Consolidated Statement of Cash Flows:

                     Three Months Ended March 29, 1997
                     Three Months Ended March 30, 1996


           Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

                              FLORSHEIM GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)




============================================================================================
                                                                                Unaudited
                                                                                ---------
                                                          December 28,          March 29,
        ASSETS                                                1996                 1997
============================================================================================
Current assets:
  Cash and cash equivalents                                $   21,691          $   10,437
  Receivables, less allowances of $1,705 at
    December 28, 1996 and $1,886 at March 29, 1997             26,431              29,380
  Inventories                                                  73,824              76,231
  Deferred tax assets, net                                      4,552               4,702
  Prepaid expenses and other current assets                     4,221               5,662
---------------------------------------------------------------------------------------------
Total current assets                                          130,719             126,412
Property, plant and equipment                                  41,920              40,743
Less: accumulated depreciation                                 16,946              17,285
---------------------------------------------------------------------------------------------
Net property, plant and equipment                              24,974              23,458
Deferred tax assets, net                                       11,475               9,599
Other assets                                                   18,070              18,157
---------------------------------------------------------------------------------------------
                                                           $  185,238          $  177,626
=============================================================================================

---------------------------------------------------------------------------------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current liabilities:
  Notes payable                                            $      -            $      -
  Accounts payable                                             17,900              10,610
  Accrued expenses                                             14,367              12,464
  Accrued interest expense                                      2,858                 698
  Accrued income taxes payable                                    478                 595
---------------------------------------------------------------------------------------------
Total current liabilities                                      35,603              24,367
Long-term debt                                                 69,450              69,450
Other long-term liabilities                                    22,530              22,918
---------------------------------------------------------------------------------------------
                                                              127,583             116,735
Shareholders' equity:
    Preferred stock, without par value, 2,000,000 shares
      authorized and no shares issued and outstanding             -                   -
    Common stock, 20,000,000 shares authorized,
      without par value, $1.00 stated value, 8,346,051
      shares issued and outstanding                             8,346               8,346
    Paid-in capital                                            50,295              50,295
    Accumulated translation adjustment                            372                 143
    Retained earnings (deficit)                                (1,358)              2,107
---------------------------------------------------------------------------------------------
Total shareholders' equity                                     57,655              60,891
---------------------------------------------------------------------------------------------
                                                           $  185,238          $  177,626
=============================================================================================

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)



======================================================================================
                                                     Three months        Three months
                                                         ended               ended
                                                       March 30,           March 29,
                                                         1996                1997
=====================================================================================
Net sales                                              $   61,927          $   59,183
Cost of sales                                              34,043              29,443
--------------------------------------------------------------------------------------
Gross profit                                               27,884              29,740
Selling, general
  and administrative expenses                              26,883              26,492
Non-recurring selling, general
  and administrative expenses                                 -                (4,670)
--------------------------------------------------------------------------------------
Earnings from operations                                    1,001               7,918
Interest expense, net                                       2,794               2,502
Other income (expense), net                                 1,544                 (19)
--------------------------------------------------------------------------------------
Earnings (loss) before income tax expense                    (249)              5,397
Income tax expense (benefit)                                  (89)              1,932
--------------------------------------------------------------------------------------
Net earnings (loss)                                    $     (160)         $    3,465
--------------------------------------------------------------------------------------
Net earnings (loss) per common share                   $    (0.02)         $     0.41
--------------------------------------------------------------------------------------

Weighted average common shares outstanding              8,346,051                 -
Weighted average common shares /
  equivalents outstanding                                     -             8,481,540
======================================================================================

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)



============================================================================================
                                                            Three months        Three months
                                                                ended               ended
                                                              March 30,           March 29,
                                                                 1996                1997
============================================================================================
Cash flows from operating activities:
  Net earnings (loss)                                         $    (160)          $   3,465
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities
    (excluding assets/liabilities related to
    the sale of assets of Hy-Test):
      Loss (gain) on disposal of assets                          (1,850)             (4,832)
      Depreciation and amortization                               1,199               1,315
      Deferred taxes                                               (467)              1,726
      Noncash interest expense                                      221                 221
      Increase in receivables                                      (226)             (2,949)
      Increase in inventories                                      (194)             (2,407)
      Increase in prepaid expenses and other assets                (401)             (1,828)
      Decrease in accounts payable, accrued
        interest expense and other accrued expenses              (2,402)            (11,236)
      Increase in other long-term liabilities                       107                 388
--------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              (4,173)            (16,137)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of assets of Hy-Test 3/96, 130 S.Canal
    in 3/97, net of transaction costs                            22,600               6,277
  Proceeds (write-off) from the disposal of assets                   71                   5
  Additions to property, plant and equipment                       (784)             (1,399)
--------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              21,887               4,883
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net decrease in notes and loans payable                           (94)                -
  Payment of long-term debt                                     (10,676)                -
--------------------------------------------------------------------------------------------
Net cash used in financing activities                           (10,770)                -
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              6,944             (11,254)
Cash and cash equivalents at beginning of period                  5,249              21,691
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  12,193           $  10,437
--------------------------------------------------------------------------------------------
Supplemental disclosure:
  Cash payments for income taxes, net                         $     853           $      99

  Cash payments for interest                                  $   4,827           $   4,441
============================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 29, 1997
(Dollars in thousands)
(Unaudited)


(1)        DISTRIBUTION

           Effective November 17, 1994 (the effective date) Florsheim Group Inc. (Florsheim or the Company) became an independent public company. Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (INTERCO), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility. Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the credit facility to pay financing expenses and repay its share of outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

(2)        SALE OF ASSETS OF CORPORATE HEADQUARTERS BUILDING

           On March 20, 1997, the Company completed the sale of the corporate headquarters building located in downtown Chicago, Illinois, for an all cash sale price of approximately $8,050. Net cash proceeds were approximately $6,000 before income taxes. The net gain on sale of $4,837 is included in non recurring selling, general and administrative expenses.

(3)        TENDER OFFER FOR SENIOR NOTES

           On March 31, 1997, the Company commenced a cash tender offer to purchase all of its outstanding Senior Notes and a related consent solicitation to eliminate certain restrictive covenants and other provisions in the indenture pursuant to what the Senior Notes were issued.

(4)        SALE OF ASSETS OF HY-TEST SAFETY SHOE DIVISION

           On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for an all cash sale price settled at approximately $23.3 million. Net sales of the sold business were $6,943 for the three months ended March 30, 1996. The net gain on sale of $1,850 is included in other income (expense), net.

(5)        NET EARNINGS (LOSS) PER COMMON SHARE

           For the three months ended March 29, 1997, net earnings per share data was computed using the average weighted shares and common stock equivalents outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 29, 1997
(Dollars in thousands)
(Unaudited)


           For the three months ended March 30, 1996, net loss per share data was computed using the average weighted shares outstanding. Common stock equivalents were not used due to the antidilutive effect on the computation.

(6)        INVENTORIES

           Inventories are summarized as follows:



           ---------------------------------------------------------
                                         December 28,      March 29,
                                           1996              1997
           ---------------------------------------------------------
           Retail merchandise            $44,474           $46,594
           Finished Products              19,588            20,012
           Work-in-process                 1,363             1,708
           Raw materials                   8,399             7,917
                                         -------           -------

                                         $73,824           $76,231
                                         =======           =======
           ---------------------------------------------------------


(7)        SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

           In connection with the Distribution, Florsheim issued $85,000, of which $69,450 are outstanding at March 29, 1997, of Senior Notes. The Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

           The following condensed consolidating information presents:

           1. Condensed consolidating balance sheets as of December 28, 1996 and March 29, 1997, condensed consolidating statements of operations and statements of cash flows for the three months ended March 30, 1996 and the three months ended March 29, 1997, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 29, 1997
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------
                     Condensed Consolidating Balance Sheet

                               December 28, 1996

--------------------------------------------------------------------------------

                                                      Guarantor     Nonguarantor
                                           Parent    subsidiaries   subsidiaries   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                          $ 18,427     $   397      $ 2,867      $     -          $ 21,691
    Receivables                              22,724         135        5,692         (2,120)         26,431
    Inventories                              41,086      20,216       12,522            -            73,824
    Prepaid expenses and
      other current assets                    6,522         820        1,431            -             8,773
--------------------------------------------------------------------------------------------------------------
  Total current assets                       88,759      21,568       22,512         (2,120)        130,719
  Net property, plant and
    equipment                                18,182       3,953        2,839            -            24,974
  Other assets                               29,068       1,369          514         (1,406)         29,545
  Investments in subsidiaries                44,110         -            -          (44,110)            -
--------------------------------------------------------------------------------------------------------------
Total assets                               $180,119     $26,890      $25,865      $ (47,636)       $185,238
==============================================================================================================

Liabilities and Shareholders' Equity:
  Current liabilities:
    Notes payable                               -           -            -              -               -
    Accounts payable                         15,916         377        3,727         (2,120)         17,900
    Accrued expenses
      and other current
      liabilities                            14,568         548        2,587            -            17,703
--------------------------------------------------------------------------------------------------------------
  Total current liabilities                  30,484         925        6,314         (2,120)         35,603

  Long-term debt, less
    current maturities                       69,450         -            -              -            69,450
  Other long-term liabilities                22,530         -          1,406         (1,406)         22,530
  Shareholders' equity                       57,655      25,965       18,145        (44,110)         57,655
--------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                     $180,119     $26,890      $25,865      $ (47,636)       $185,238
==============================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 29, 1997
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------
                     Condensed Consolidating Balance Sheet

                                 March 29, 1997
--------------------------------------------------------------------------------

                                                    Guarantor     Nonguarantor
                                          Parent   subsidiaries   subsidiaries   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                       $  7,660       $     0      $  2,777         $     -        $ 10,437
    Receivables                           26,192           227         6,353            (3,392)       29,380
    Inventories                           42,765        21,916        11,550               -          76,231
    Prepaid expenses and
      other current assets                 8,135           914         1,315               -          10,364
------------------------------------------------------------------------------------------------------------
  Total current assets                    84,752        23,057        21,995            (3,392)      126,412
  Net property, plant and
    equipment                             16,947         3,837         2,674               -          23,458
  Other assets                            27,505         1,314           467            (1,530)       27,756
  Investments in subsidiaries             42,239           -               0           (42,239)            0
------------------------------------------------------------------------------------------------------------
Total assets                            $171,443       $28,208      $ 25,136         $ (47,161)     $177,626
============================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:
    Note payable                             -             -             -                 -             -
    Accounts payable                       8,631         1,618         3,753            (3,392)       10,610
    Accrued expenses
      and other current
      liabilities                          9,553         1,109         3,095               -          13,757
------------------------------------------------------------------------------------------------------------
  Total current liabilities               18,184         2,727         6,848            (3,392)       24,367

  Long-term debt, less
    current maturities                    69,450           -             -                 -          69,450
  Other long-term liabilities             22,918           -           1,530            (1,530)       22,918
  Shareholders' equity                    60,891        25,481        16,758           (42,239)       60,891
------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                  $171,443       $28,208      $ 25,136         $ (47,161)     $177,626
============================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 29, 1997
(Continued)
(Dollars in thousands)
(Unaudited)
================================================================================

                Condensed Consolidating Statements of Operations

                     For three months ended March 30, 1996

================================================================================

                                               Guarantor    Nonguarantor
                                   Parent     subsidiaries  subsidiaries  Eliminations  Consolidated
----------------------------------------------------------------------------------------------------
  Net sales                        $41,131      $16,999      $9,927       $ (6,130)      $61,927
  Cost of sales                     24,069       10,233       5,871         (6,130)       34,043
----------------------------------------------------------------------------------------------------
  Gross profit                      17,062        6,766       4,056            -          27,884
  Selling, general and
    administrative expenses         15,542        7,256       4,085            -          26,883
----------------------------------------------------------------------------------------------------
  Earnings from operations           1,520        (490)        (29)            -           1,001
  Interest expense                   2,794          -           -              -           2,794
  Equity in earnings of subsidiaries,
    net of tax                         574          -           -             (574)          -
  Other income (expense), net        1,544        (12)         12              -           1,544
----------------------------------------------------------------------------------------------------
  Earnings (loss) before income
    tax expense                        844         (502)        (17)          (574)         (249)
  Income tax expense (benefit)        (513)         361          63            -             (89)
----------------------------------------------------------------------------------------------------
  Net earnings (loss)             $  1,357      $  (863)     $  (80)      $   (574)      $  (160)
====================================================================================================

                     For three months ended March 29, 1997

================================================================================

                                               Guarantor    Nonguarantor
                                   Parent     subsidiaries  subsidiaries  Eliminations  Consolidated
----------------------------------------------------------------------------------------------------
  Net sales                         $45,526     $11,129     $10,924       $ (8,396)       $59,183
  Cost of sales                      25,651       6,025       6,163         (8,396)        29,443
----------------------------------------------------------------------------------------------------
  Gross profit                       19,875       5,104       4,761           -            29,740
  Selling, general and
    administrative expenses          16,880       5,522       4,090           -            26,492
  Non-recurring selling, general and
    administrative expenses          (4,670)        -            -            -            (4,670)
----------------------------------------------------------------------------------------------------
  Earnings from operations            7,665        (418)        671           -             7,918
  Interest expense                    2,502         -            -            -             2,502
  Equity in earnings of subsidiaries,
    net of tax                          180         -            -            (180)            -
  Other income (expense), net            (1)        -           (18)          -               (19)
----------------------------------------------------------------------------------------------------
  Earnings (loss) before income
    tax expense                       5,342        (418)        653           (180)         5,397
  Income tax expense (benefit)        1,878        (146)        200                         1,932
----------------------------------------------------------------------------------------------------
  Net earnings (loss)               $ 3,464     $  (272)    $   453       $   (180)       $ 3,465
====================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 29, 1997
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------
                Condensed Consolidating Statements of Cash Flows

                     For three months ended March 30, 1996
--------------------------------------------------------------------------------

                                                       Guarantor    Nonguarantor
                                              Parent  subsidiaries  subsidiaries  Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    operating activities
    (excluding assets/liabilities related
    to the sale of assets of Hy-Test)          $(5,732)    $(372)      $1,218      $  713       $(4,173)
--------------------------------------------------------------------------------------------------------------
  Cash flows from investing
    activities:
      Proceeds from the sale of assets of
        Hy-Test, net of transaction costs
                                                22,600       -             -           -         22,600
      Proceeds from the
        disposal of assets                          71       -             -           -             71
      Additions to property,
          plant and equipment                     (519)     (217)         (48)         -           (784)
--------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)                                                                     -
    investing activities                        22,152      (217)         (48)         -         21,887
--------------------------------------------------------------------------------------------------------------
  Cash flows from financing
    activities:
    Net decrease in notes and loans payable        -         -            (94)         -            (94)
    Net capital contribution
      from (to) Parent                             364       351           (2)       (713)           -
    Payment of long-term debt                  (10,676)      -             -           -        (10,676)
--------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in)
      financing activities                     (10,312)      351          (96)       (713)      (10,770)
--------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash
    equivalents                                  6,108      (238)       1,074          -          6,944
  Cash and cash equivalents
    at beginning of period                       2,658     1,131        1,460          -          5,249
--------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents
    at end of period                           $ 8,766     $ 893       $2,534      $   -        $12,193
===========================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended March 29, 1997
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------

                Condensed Consolidating Statements of Cash Flows

                     For three months ended March 29, 1997

--------------------------------------------------------------------------------


                                                                    Guarantor     Nonguarantor
                                                        Parent     subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in)
   operating activities                                $ (15,641)     $ (978)       $(1,209)        $1,691       $(16,137)
----------------------------------------------------------------------------------------------------------------------------
 Cash flows from investing
   activities:
     Proceeds from the sale of assets of
      130 S. Canal, net of transaction costs               6,277         -              -              -            6,277
     Proceeds from the
      disposal of assets                                       5         -              -              -                5
     Additions to property,
         plant and equipment                              (1,179)       (175)           (45)           -           (1,399)
----------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing
   activities                                              5,103        (175)           (45)           -            4,883
----------------------------------------------------------------------------------------------------------------------------
 Cash flows from financing
   activities:
   Net capital contribution
     from (to) Parent                                       (229)        756          1,164         (1,691)           -
   Payment of long-term debt                                 -           -              -              -              -
----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                                   (229)        756          1,164         (1,691)           -
----------------------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash
   equivalents                                           (10,767)       (397)           (90)           -          (11,254)
 Cash and cash equivalents
   at beginning of period                                 18,427         397          2,867            -           21,691
----------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents
   at end of period                                    $   7,660      $  -          $ 2,777         $  -         $10,437
============================================================================================================================

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

(Dollars in thousands)

OVERVIEW

Florsheim Group Inc. (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.
Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 351 company-operated specialty stores and outlet stores as of March 29, 1997.

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

On March 31, 1997, the Company commenced a cash tender offer to purchase all of its outstanding Senior Notes ($69,450) and a related consent solicitation to eliminate certain restrictive covenants and other provisions in the indenture pursuant to what the Senior Notes were issued. The tender offer price is 110.75% of the principal amount of the Senior Notes tendered, and an additional 0.5% is payable to holders who consented to the proposed amendments to the indenture by April 18, 1997. As of April 25, 1997, holders of approximately $50,750 principal amount had tendered Senior Notes. The tender offer expires on May 9, 1997, unless extended.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30,
1996.

Historical Comparisons

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.

                                         Three months ended
                            ----------------------------------------------
(Dollars in thousands)      March 30, 1996               March 29, 1997
--------------------------------------------------------------------------
                             Amount         %             Amount         %
--------------------------------------------------------------------------
Net sales:
  U.S. Wholesale             $17,001     27.5 %           $18,706     31.6 %
  U.S. Retail                 27,304     44.1              28,685     48.5
  International (including
    exports from U.S.)        10,679     17.2              11,792     20.0
--------------------------------------------------------------------------
  Subtotal                    54,984     88.8              59,183    100.0
  Hy-Test (1)                  6,943     11.2                 -        0.0
--------------------------------------------------------------------------
  Total net sales            $61,927    100.0 %           $59,183    100.0 %
--------------------------------------------------------------------------
Percent change in same store
  sales (2)                              (3.1)%                        9.7 %

EBITDA (3)                   $ 2,200      3.6 %           $ 4,563      7.7 %
--------------------------------------------------------------------------

Number of retail stores:
  U.S. specialty                 211                          202
  U.S. outlets                    91                           95
  International                   53                           54
                             -------                       ------

    Total                        355                          351
                             =======                       ======
--------------------------------------------------------------------------


    (1) Represents net sales of the Hy-Test safety shoe business, which was sold on March 22, 1996.

    (2) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior year period of comparable length.

    (3) Earnings before interest expense, income taxes, depreciation and amortization, other income (expense), net, and the non-recurring selling, general, and administrative expense recorded in 1997.

======================================================================================
                                                              Three months ended
                                                        ------------------------------

                                                           March 30,        March 29,
Operations data (as a percent of net sales)                  1996             1997
--------------------------------------------------------------------------------------
Net sales                                                    100.0%             100.0%
Gross profit                                                  45.0%              50.3%
Selling, general and administrative expenses, excluding
  non-recurring selling, general and administrative expenses  43.4%              44.8%
Earnings from operations, excluding non-recurring
  selling, general and administrative expenses                 1.6%               5.5%
Interest expense                                               4.5%               4.2%
Net earnings (loss)                                           -0.3%               5.9%
======================================================================================

Net sales for the three months ended March 29, 1997 (First Quarter 1997) were $59,183, down $2,744, or 4.4%, as compared to the three months ended March 30, 1996 (First Quarter 1996). Excluding sales in First Quarter 1996 related to Hy-Test, which was sold in March 1996 and were $6,943, net sales increased $4,199 or 6.8%. U.S. wholesale net sales increased $1,705, or 10.0%, due to gains from increased unit volume combined with an increase in average selling price per unit attributable primarily to the new product introductions. U.S. retail net sales increased $1,381, or 5.1%, as a result of sales gains from net new store openings and First Quarter 1997 same store sales increase of 9.7% at U.S. specialty stores. International sales increased $1,113, or 10.4%, primarily due to increased sales at Company-operated stores and expanded wholesale distribution.

Gross profit margin for First Quarter 1997 was 50.3% of net sales, as compared to 45.0% of net sales for First Quarter 1996. The increase was due to a mix change (reflecting the sale of Hy-Test) to a higher percentage of retail sales and cost decreases due to the Company's expense reduction programs, partially offset by price promotion activity.

Selling, general and administrative expenses excluding the non-recurring expenses for First Quarter 1997 were $26,492, a decrease of $391 or 1.5%, from First Quarter 1996. Selling, general and administrative expenses for First Quarter 1997 were 44.8% of net sales, an increase from 43.4% of net sales for First Quarter 1996. Expense increases were primarily due to expenses related to new product introductions partially offset by expense reduction programs and
expenses related to Hy-Test.   Non-recurring selling, general, and
administrative expenses for First Quarter 1997 related to the gain on the sale of corporate headquarters building located in downtown Chicago were $4,670.

Earnings from operations for First Quarter 1997, excluding the non-recurring selling, general, and administrative expenses in 1997, were $3,248, an increase of $2,247 or 224.0%, from First Quarter 1996, and EBITDA for First Quarter 1997 was $4,563, an increase of $2,363 or 107.4%, from First Quarter 1996. As a result, earnings from operations for First Quarter 1997 were 5.5% of net sales, as compared to 1.6% of net sales for First Quarter 1996, and EBITDA for First Quarter 1997 was 7.7% of net sales, as compared to 3.6% of net sales for First Quarter 1996. EBITDA is presented as a supplemental disclosure; EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. Earnings from operations and EBITDA in First Quarter 1997 are improved from First Quarter 1996 primarily due to the expense reduction programs. A gain of $4,670 in non-recurring selling, general, and administrative expense First Quarter 1997 related to the sale of corporate headquarters building located in downtown Chicago was recorded in First Quarter 1997.

Interest expense for First Quarter 1997 was $2,502 as compared to the First Quarter 1996 amount of $2,794. This decrease is due to the lower average outstanding borrowings under the credit facility during the First Quarter 1997 as compared to the average outstanding borrowings during the First Quarter 1996.

The net earnings per share for First Quarter 1997 were $0.41 per share, an improvement from a loss per share of $0.02 in First Quarter 1996. The improvement is primarily due to the expense reduction programs and the gain on sale of the corporate headquarters located in downtown Chicago.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL

Working capital at March 29, 1997 was $102,045, as compared to $95,116 at December 28, 1996. The increase during the First Quarter 1997 is primarily due to the timing of cash payments related to the capital expenditures made on the leased property in downtown Chicago to prepare for the occupancy as the new corporate headquarters and increases in working capital related to the new product shipments and inventory purchases made during the quarter. Cash interest payments totaled $4,441 during First Quarter 1997, and cash income tax payments were $99 during First Quarter 1997.


         FINANCING ARRANGEMENTS

Credit facility borrowings will be made from time to time to finance future liquidity requirements, including seasonal working capital requirements. The credit facility provides for borrowings of up to $75,000 based on a borrowing base formula reflecting eligible accounts receivable and inventory and includes, as part of and not in addition to the $75,000 credit limit, a subfacility for the issuance of up to an aggregate of $60,000 in letters of credit for issuance to Florsheim suppliers in connection with the importation of foreign goods and for other corporate purposes and foreign currency hedging obligations. The cash borrowings under the credit facility bear interest at prime rate plus 1.25% or at an adjusted LIBOR rate plus 2.5% depending on the type of loan the Company executes. As of March 29, 1997, the Company's borrowing base was approximately $33,830, outstanding letters of credit were $8,983, and there were no outstanding borrowings under the credit facility. There were no outstanding borrowings under a line of credit for a foreign subsidiary as of March 29, 1997.

As described above, on March 31, 1997, the Company commenced a cash tender offer to purchase all of its outstanding Senior Notes and a related consent solicitation to eliminate certain restrictive covenants and other provisions in the indenture pursuant to what the Senior Notes were issued. The company anticipates financing the purchase of Senior Notes tendered in the offer pursuant to a new $110 million, five year credit facility that will replace the credit facility described above.


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

                           PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a)     The following exhibits are filed as part of this report:

                 4.1 First Supplemental Indenture, dated as of April 19, 1997, amending and supplementing the Indenture dated as of November 17, 1994, among the Company, certain of its subsidiaries and First Union National Bank, as Trustee.

                 11.      Statement re Computation of Net Earnings Per Common
                          Share.

         (b) A Form 8-K was not required to be filed during the quarter ended March 29, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FLORSHEIM GROUP INC.
                                           (Registrant)

                                   By  Karen Nyman Latham
                                       -------------------------
                                       Karen Nyman Latham
                                       Vice-President, Chief Financial Officer



Date:  May 8, 1997