Form 10-Q
period 1997-06-28
FLORSHEIM SHOE CO /DE/
filed 1997-08-11
CIK 928908

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                          ------------------------
                                  FORM 10-Q
     (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     June 28, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _______________________ TO _______________________

                       COMMISSION FILE NUMBER 1-13474
                            FLORSHEIM GROUP INC.
           (Exact name of registrant as specified in its charter)


                  Delaware                                       36-3520923
------------------------------------------------            -------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                               Identification No.)

200 North LaSalle Street, Chicago, Illinois                      60601-1014
-------------------------------------------                 -------------------
(Address of principal executive offices)                         (Zip Code)


     Registrant's telephone number, including area code (312)  458-2500
                                                        ---------------
                               Not Applicable
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                    8,346,051 Shares as of July 29, 1997
                    ------------------------------------
===============================================================================

                        PART I FINANCIAL INFORMATION
                        ----------------------------



Item 1. Financial Statements


Consolidated Financial Statements for the quarter ended June 28, 1997.


        Consolidated Balance Sheet:

            June 28, 1997
            December 28, 1996

        Consolidated Statement of Operations:

            Three Months Ended June 28, 1997
            Three Months Ended June 29, 1996

            Six Months Ended June 28, 1997
            Six Months Ended June 29, 1996

        Consolidated Statement of Cash Flows:

            Six Months Ended June 28, 1997
            Six Months Ended June 29, 1996

        Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months and the six months ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

                            FLORSHEIM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)


===============================================================================
                                                                     Unaudited
                                                                     ---------
                                                      December 28,    June 28,
        ASSETS                                           1996           1997
===============================================================================
Current assets:
  Cash and cash equivalents                            $ 21,691        $  5,437
  Receivables, less allowances of $1,705 at
    December 28, 1996 and $1,727 at June 28, 1997        26,431          31,268
  Inventories                                            73,824          79,907
  Deferred tax assets, net                                4,552           4,678
  Prepaid expenses and other current assets               4,221           5,089
-------------------------------------------------------------------------------
Total current assets                                    130,719         126,379
Property, plant and equipment                            41,920          42,797
Less accumulated depreciation                            16,946          18,924
-------------------------------------------------------------------------------
Net property, plant and equipment                        24,974          23,873
Deferred tax assets, net                                 11,475          12,272
Other assets                                             18,070          19,276
-------------------------------------------------------------------------------
                                                       $185,238        $181,800
-------------------------------------------------------------------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
  Revolving credit facility - short term               $      -        $  1,000
  Accounts payable                                       17,900          11,630
  Accrued expenses                                       14,367          11,446
  Accrued interest expense                                2,858           1,072
  Accrued income taxes payable                              478             428
-------------------------------------------------------------------------------
Total current liabilities                                35,603          25,576
Long-term debt                                           69,450          18,412
Revolving credit facility - long term                         -          58,500
Other long-term liabilities                              22,530          23,595
-------------------------------------------------------------------------------
                                                        127,583         126,083
Shareholders' equity:
    Preferred stock, without par value, 2,000,000 shares
      authorized and no shares issued and outstanding         -               -
    Common stock, 20,000,000 shares authorized,
      without par value, $1.00 stated value,
      8,346,051 shares issued and outstanding             8,346           8,346
    Paid-in capital                                      50,295          50,295
    Accumulated translation adjustment                      372            (413)
    Accumulated deficit                                  (1,358)         (2,511)
-------------------------------------------------------------------------------
Total shareholders' equity                               57,655          55,717
-------------------------------------------------------------------------------
                                                       $185,238        $181,800
===============================================================================

                            FLORSHEIM GROUP INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands except per share data)
                                 (Unaudited)

===============================================================================
                                                     Three months  Three months
                                                         ended        ended
                                                        June 29,     June 28,
                                                          1996         1997
===============================================================================
Net sales                                             $   58,958   $   64,215
Cost of sales                                             31,059       33,905
-------------------------------------------------------------------------------
Gross profit                                              27,899       30,310
Selling, general
 and administrative expenses                              26,005       27,440
-------------------------------------------------------------------------------
Earnings from operations                                   1,894        2,870
Interest expense, net                                      2,397        2,226
Other income, net                                             60           17
-------------------------------------------------------------------------------
Earnings (loss) before income tax expense and
 extraordinary item                                         (443)         661
Income tax expense (benefit)                                (159)         237
-------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                   (284)         424
Extraordinary item (less applicable income
 taxes of $2,812)                                              -       (5,042)
-------------------------------------------------------------------------------
Net loss                                              $     (284)  $   (4,618)
-------------------------------------------------------------------------------
Earnings (loss) per share before extraordinary item        (0.03)        0.05
Extraordinary loss per share                                   -        (0.60)
-------------------------------------------------------------------------------
Net loss per common share                             $    (0.03)  $    (0.55)
-------------------------------------------------------------------------------
Weighted average common shares outstanding             8,346,051    8,346,051
===============================================================================

                            FLORSHEIM GROUP INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands except per share data)
                                 (Unaudited)

===============================================================================
                                                      Six months    Six months
                                                        ended         ended
                                                       June 29,      June 28,
                                                         1996          1997
===============================================================================
Net sales                                             $  120,885   $  123,398
Cost of sales                                             65,102       63,348
-------------------------------------------------------------------------------
Gross profit                                              55,783       60,050
Selling, general
 and administrative expenses                              52,888       53,932
Non-recurring selling, general
 and administrative expenses                                   -       (4,670)
-------------------------------------------------------------------------------
Earnings from operations                                   2,895       10,788
Interest expense, net                                      5,191        4,728
Other income (expense), net                                1,604           (2)
-------------------------------------------------------------------------------
Earnings (loss) before income tax expense
 and extraordinary item                                     (692)       6,058
Income tax expense (benefit)                                (248)       2,169
-------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                   (444)       3,889
Extraordinary item (less applicable income
 taxes of $2,812)                                              -       (5,042)
-------------------------------------------------------------------------------
Net loss                                              $     (444)  $   (1,153)
-------------------------------------------------------------------------------
Earnings (loss) per share before extraordinary item        (0.05)        0.46
Extraordinary loss per share                                   -        (0.60)
-------------------------------------------------------------------------------
Net loss per share                                    $    (0.05)  $    (0.14)
-------------------------------------------------------------------------------
Weighted average common shares outstanding             8,346,051    8,346,051
===============================================================================

                            FLORSHEIM GROUP INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)


===============================================================================
                                                        Six months   Six months
                                                          ended        ended
                                                         June 29,     June 28,
                                                          1996         1997
===============================================================================
Cash flows from operating activities:
 Net loss                                             $     (444)  $    (1,153)
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  (excluding assets/liabilities related to
  the sale of assets of Hy-Test):
    Gain on disposal of assets                            (1,847)       (4,847)
    Depreciation and amortization                          2,329         2,624
    Deferred taxes                                          (488)         (923)
    Extraordinary item                                         -         5,042
    Noncash interest expense                                 443           331
    Decrease (increase) in receivables                     1,379        (4,837)
    Decrease (increase) in inventories                     4,660        (6,083)
    Increase in prepaid expenses and other assets           (485)       (2,842)
    Decrease in accounts payable, accrued
      interest expense and other accrued expenses         (1,667)      (11,027)
    Increase in other long-term liabilities                  350         1,065
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        4,230       (22,650)
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of assets of Hy-Test 3/96,
  130 S. Canal in 3/97, net of transaction costs          22,600         6,277
 Proceeds from the disposal of assets                        110            38
 Additions to property, plant and equipment               (1,177)       (3,339)
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       21,533         2,976
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in notes and loans payable                     130             -
 Receipts from new revolving credit facility                   -        59,500
 Repurchase of 12-3/4% Senior Notes, including
  tender premium and refinancing costs, net of tax             -       (56,080)
 Net reduction in  bank credit facility                  (10,676)            -
-------------------------------------------------------------------------------
Net cash used in financing activities                    (10,546)        3,420
-------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents     15,217       (16,254)
 Cash and cash equivalents at beginning of period          5,249        21,691
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   20,466   $     5,437
-------------------------------------------------------------------------------
 Supplemental disclosure:
  Cash payments for income taxes, net                 $      934   $       725
  Cash payments for interest                          $    4,918   $     6,184
===============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 28, 1997
(Dollars in thousands)
(Unaudited)


(1) DISTRIBUTION

    Effective November 17, 1994, Florsheim Group Inc. (Florsheim or the Company) became an independent public company. Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (INTERCO), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility. Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the credit facility to pay financing expenses and repay its share of outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

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

(3) TENDER OFFER FOR SENIOR NOTES

    On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to its Senior Notes. Approximately $51 million aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69.45 million aggregate principal amount of outstanding Senior Notes. The Company also has executed a new $110 million, five-year secured revolving credit facility that replaces the $75 million credit facility described above. An extraordinary loss of approximately $5.0 million, net of tax, is associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 28, 1997
(Dollars in thousands)
(Unaudited)


(5) NET LOSS PER COMMON SHARE

    For the six months ended June 28, 1997 and for the six months ended
    June 29, 1996, net loss per share data was computed using the average weighted shares outstanding. Common stock equivalents were not used due to the antidilutive effect on the computation.

(6) INVENTORIES

    Inventories are summarized as follows:

===============================================================================
                                                     December 28,   June 28,
                                                         1996         1997
-------------------------------------------------------------------------------
       Retail merchandise                              $44,474      $42,246
       Finished Products                                19,588       26,211
       Work-in-process                                   1,363        1,306
       Raw materials                                     8,399       10,144
                                                       -------      -------
                                                       $73,824      $79,907
                                                       =======      =======
===============================================================================

(7) SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

    In connection with the Distribution, Florsheim issued $85,000, of which $18,412 are outstanding at June 28, 1997, of 12-3/4% Senior Notes due 2002. The Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

    The following condensed consolidating information presents:

    1. Condensed consolidating balance sheets as of December 30, 1996 and June 28, 1997, condensed consolidating statements of operations for the three months ended June 29, 1996 and the three months ended June 28, 1997, condensed consolidating statements of operations and statements of cash flows for the six months ended June 29, 1996 and the six months ended June 28, 1997, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 28, 1997
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================================
                    Condensed Consolidating Balance Sheet

                              December 28, 1996
================================================================================================
                                         Guarantor     Nonguarantor
                                Parent  subsidiaries   subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Assets:
 Current assets:
  Cash and cash
   equivalents                 $ 18,427  $    397       $  2,867      $      -       $ 21,691
  Receivables                    22,724       135          5,692        (2,120)        26,431
  Inventories                    41,086    20,216         12,522             -         73,824
  Prepaid expenses and
   other current assets           6,522       820          1,431             -          8,773
------------------------------------------------------------------------------------------------
 Total current assets            88,759    21,568         22,512        (2,120)       130,719
 Net property, plant and
   equipment                     18,182     3,953          2,839             -         24,974
 Other assets                    29,068     1,369            514        (1,406)        29,545
 Investments in subsidiaries     44,110         -              -       (44,110)             -
-----------------------------------------------------------------------------------------------
Total assets                   $180,119  $ 26,890       $ 25,865      $(47,636)      $185,238
===============================================================================================
Liabilities and Shareholders' Equity:
 Current liabilities:
  Notes payable                       -         -              -             -              -
  Accounts payable               15,916       377          3,727        (2,120)        17,900
  Accrued expenses
   and other current
   liabilities                   14,568       548          2,587             -         17,703
-----------------------------------------------------------------------------------------------
 Total current liabilities       30,484       925          6,314        (2,120)        35,603
 Long-term debt, less
   current maturities            69,450         -              -             -         69,450
 Other long-term liabilities     22,530         -          1,406        (1,406)        22,530
 Shareholders' equity            57,655    25,965         18,145       (44,110)        57,655
-----------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $180,119   $26,890        $25,865      $(47,636)      $185,238
===============================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 28, 1997
(Continued)
(Dollars in thousands)
(Unaudited)

================================================================================================
                    Condensed Consolidating Balance Sheet

                                June 28, 1997
================================================================================================
                                         Guarantor     Nonguarantor
                                Parent  subsidiaries   subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Assets:
 Current assets:
  Cash and cash
   equivalents                 $  2,414   $   596        $ 2,427      $       -      $  5,437
  Receivables                    28,467       235          6,040          (3,474)      31,268
  Inventories                    48,861    19,525         11,521               -       79,907
  Prepaid expenses and
   other current assets           7,470     1,012          1,284               -        9,766
------------------------------------------------------------------------------------------------
 Total current assets            87,212    21,368         21,272          (3,474)     126,378
 Net property, plant and
  equipment                      17,458     3,894          2,522               -       23,874
 Other assets                    29,032     3,614            432          (1,530)      31,548
 Investments in subsidiaries     41,474         -              -         (41,474)           -
------------------------------------------------------------------------------------------------
Total assets                   $175,176   $28,876        $24,226      $  (46,478)    $181,800
================================================================================================
Liabilities and Shareholders' Equity:
 Current liabilities:
  Debt revolver - short term      1,000         -              -               -        1,000
  Accounts payable                9,488     1,485          4,131          (3,474)      11,630
  Accrued expenses
   and other current
   liabilities                    8,464     1,859          2,623               -       12,946
------------------------------------------------------------------------------------------------
 Total current liabilities       18,952     3,344          6,754          (3,474)      25,576
 Long-term debt, less
  current maturities             76,912         -              -               -       76,912
 Other long-term liabilities     23,595         -          1,530          (1,530)      23,595
 Shareholders' equity            55,717    25,532         15,942         (41,474)      55,717
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $175,176   $28,876        $24,226      $  (46,478)    $181,800
================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 28, 1997
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================================
                     Condensed Consolidating Statements of Operations

                            For three months ended June 29, 1996
================================================================================================
                                         Guarantor     Nonguarantor
                                Parent  subsidiaries   subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Net sales                      $ 43,070  $ 12,120       $  9,854      $ (6,086)      $ 58,958
Cost of sales                    25,435     6,103          5,607        (6,086)        31,059
------------------------------------------------------------------------------------------------
Gross profit                     17,635     6,017          4,247             -         27,899
Selling, general and
 administrative expenses         16,759     5,301          3,945             -         26,005
------------------------------------------------------------------------------------------------
Earnings from operations            876       716            302             -          1,894
Interest expense                  2,397         -              -             -          2,397
Equity in earnings of
 subsidiaries, net of tax           608         -              -          (608)             -
Other income (expense), net          49         -             11             -             60
------------------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes                      (864)      716            313          (608)          (443)
Income tax expense (benefit)       (580)      284            137             -           (159)
------------------------------------------------------------------------------------------------
Net earnings (loss)            $   (284) $    432       $    176      $   (608)      $   (284)
================================================================================================
                            For three months ended June 28, 1997
================================================================================================
                                         Guarantor     Nonguarantor
                                Parent  subsidiaries   subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Net sales                     $  46,600  $ 12,350       $10,985       $ (5,720)     $  64,215
Cost of sales                    26,549     6,677         6,399         (5,720)        33,905
------------------------------------------------------------------------------------------------
Gross profit                     20,051     5,673         4,586              -         30,310
Selling, general and
 administrative expenses         17,693     5,617         4,130              -         27,440
------------------------------------------------------------------------------------------------
Earnings from operations          2,358        56           456              -          2,870
Interest expense                  2,226         -             -              -          2,226
Equity in earnings of
 subsidiaries, net of tax           374         -             -           (374)             -
Other income (expense), net          18         -            (1)             -             17
------------------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes and
 extraordinary item                 524        56           455           (374)           661
Income tax expense (benefit)         99        23           115              -            237
------------------------------------------------------------------------------------------------
Earnings before
 extraordinary item                 425        33           340           (374)           424
Extraordinary item
 (less applicable
 income taxes of $2,812)         (5,042)                                               (5,042)
------------------------------------------------------------------------------------------------
Net earnings (loss)           $  (4,617) $     33       $   340       $   (374)     $  (4,618)
================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 28, 1997
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================================
                     Condensed Consolidating Statements of Operations

                           For six months ended June 29, 1996
================================================================================================
                                         Guarantor     Nonguarantor
                                Parent  subsidiaries   subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Net sales                      $ 84,201  $ 29,119       $ 19,781      $ (12,216)     $120,885
Cost of sales                    49,504    16,336         11,478        (12,216)       65,102
------------------------------------------------------------------------------------------------
Gross profit                     34,697    12,783          8,303              -        55,783
Selling, general and
 administrative expenses         32,301    12,557          8,030              -        52,888
------------------------------------------------------------------------------------------------
Earnings from operations          2,396       226            273              -         2,895
Interest expense                  5,191         -              -              -         5,191
Equity in earnings of
 subsidiaries, net of tax          (335)        -              -            335             -
Other income (expense), net       1,593       (12)            23              -         1,604
------------------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes                    (1,537)      214            296            335          (692)
Income tax expense (benefit)     (1,093)      645            200              -          (248)
------------------------------------------------------------------------------------------------
Net earnings (loss)            $   (444) $   (431)      $     96      $     335      $   (444)
================================================================================================
                            For six months ended June 28, 1997
================================================================================================
                                         Guarantor     Nonguarantor
                                Parent  subsidiaries   subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Net sales                      $ 92,126  $ 23,479       $ 21,909      $ (14,116)     $123,398
Cost of sales                    52,200    12,702         12,562        (14,116)       63,348
------------------------------------------------------------------------------------------------
Gross profit                     39,926    10,777          9,347              -        60,050
Selling, general and
 administrative expenses         34,573    11,139          8,220              -        53,932
Non-recurring selling, general,
 administrative expenses         (4,670)                                               (4,670)
------------------------------------------------------------------------------------------------
Earnings from operations         10,023      (362)         1,127              -         10,78
Interest expense                  4,728         -              -              -         4,728
Equity in earnings of
 subsidiaries, net of tax           554         -              -           (554)            -
Other income (expense), net          17         -            (19)             -            (2)
------------------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes and
 extraordinary item               5,866      (362)         1,108           (554)        6,058
Income tax expense (benefit)      1,977      (123)           315              -         2,169
------------------------------------------------------------------------------------------------
Earnings before
 extraordinary item               3,889      (239)           793           (554)        3,889
Extraordinary item
 (less applicable
 income taxes of $2,812)         (5,042)                                               (5,042)
------------------------------------------------------------------------------------------------
Net earnings (loss)            $ (1,153) $   (239)      $    793      $    (554)    $  (1,153)
==============================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 28, 1997
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================================
               Condensed Consolidating Statements of Cash Flows

                      For six months ended June 29, 1996
================================================================================================
                                         Guarantor     Nonguarantor
                                Parent  subsidiaries   subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Net cash provided by
 (used in) operating
 activities (excluding
 assets/liabilities related
 to the sale of assets
 of Hy-Test)                   $  2,806  $ (1,161)      $  2,995      $    (410)     $  4,230
------------------------------------------------------------------------------------------------
Cash flows from investing
 activities:
   Proceeds from the sale of
     assets of Hy-Test, net of
     transaction costs           22,600         -              -              -        22,600
   Proceeds from the
     disposal of assets             110         -              -              -           110
   Additions to property,
     plant and equipment           (753)     (280)          (144)             -        (1,177)
------------------------------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities            21,957      (280)          (144)             -        21,533
------------------------------------------------------------------------------------------------
Cash flows from financing
 activities:
 Net increase in notes and
  loans payable                       -         -            130              -           130
 Net capital contribution
  from (to) Parent                  422     2,101         (2,933)           410             -
 Payment of long-term debt      (10,676)        -              -              -       (10,676)
------------------------------------------------------------------------------------------------
 Net cash provided by
  (used in) financing
  activities                    (10,254)    2,101         (2,803)           410       (10,546)
------------------------------------------------------------------------------------------------
Net increase in cash and cash
 equivalents                     14,509       660             48              -        15,217
Cash and cash equivalents
 at beginning of period           2,658     1,131          1,460              -         5,249
------------------------------------------------------------------------------------------------
Cash and cash equivalents
 at end of period              $ 17,167  $  1,791       $  1,508      $       -      $ 20,466
================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended June 28, 1997
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================================
               Condensed Consolidating Statements of Cash Flows

                      For six months ended June 28, 1997
================================================================================================
                                         Guarantor     Nonguarantor
                                Parent  subsidiaries   subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------
Net cash provided by
 (used in) operating
 activities                    $(22,207) $    835       $  1,912      $  (3,190)     $(22,650)
------------------------------------------------------------------------------------------------
Cash flows from investing
 activities:
   Proceeds from the sale
    of assets of
    130 S. Canal, net of
    transaction costs          $  6,277                                                 6,277
   Proceeds from the
    disposal of assets               38         -              -              -            38
   Additions to property,
    plant and equipment          (2,756)     (442)          (141)             -        (3,339)
------------------------------------------------------------------------------------------------
Net cash used in investing
 activities                       3,559      (442)          (141)             -         2,976
------------------------------------------------------------------------------------------------
Cash flows from financing
 activities:
 Net capital contribution
  from (to) Parent                 (785)     (194)        (2,211)         3,190             -
 Receipts from new revolving
  credit facility                59,500         -              -              -        59,500
 Repurchase of 12-3/4%
  Senior Notes including,
  tender  premium and
  refinancing costs,
  net of tax                    (56,080)        -              -              -       (56,080)
------------------------------------------------------------------------------------------------
 Net cash provided by
  (used in) financing
  activities                      2,635      (194)        (2,211)         3,190         3,420
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents           (16,013)      199           (440)             -       (16,254)
Cash and cash equivalents
 at beginning of period          18,427       397          2,867              -        21,691
------------------------------------------------------------------------------------------------
Cash and cash equivalents
 at end of period             $   2,414  $    596       $  2,427      $       -      $  5,437
================================================================================================

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

(Dollars in thousands)

OVERVIEW

Florsheim Group Inc. (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.
Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 346 company-operated specialty stores and outlet stores as of June 28, 1997.

Effective November 17, 1994, Florsheim became an independent public company when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED, its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility (old credit facility). Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the old credit facility to pay financing expenses and repay its share of the outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

On May 9, 1997, the Company completed a cash tender offer and consent solicitation relating to the Senior Notes. Approximately $51 million aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69.45 million aggregate principal amount of outstanding Senior Notes. The Company also executed a new $110 million, five-year secured revolving credit facility (credit facility) that replaces the $75 million old credit facility described above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 1997 COMPARED TO THREE MONTHS ENDED JUNE 29, 1996.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.



===============================================================================
                                                Three months ended
                                    -------------------------------------------
(Dollars in thousands)               June 29, 1996             June 28, 1997
-------------------------------------------------------------------------------
                                     Amount       %            Amount       %
-------------------------------------------------------------------------------
Net sales:
 U.S. Wholesale                     $18,895     32.0%         $23,108     36.0%
 U.S. Retail                         29,691     50.4           29,012     45.2
 International (including
     exports from U.S.)              10,372     17.6           12,095     18.8
-------------------------------------------------------------------------------
 Total net sales                    $58,958    100.0%         $64,215    100.0%
-------------------------------------------------------------------------------
Percent change in same store
 sales (1)                                      (2.1)%                     2.4%
EBITDA (2)                          $ 3,024      5.1%         $ 4,179      6.5%
===============================================================================
Number of retail stores:
 U.S. specialty                         211                       198
 U.S. outlets                            91                        94
 International                           52                        54
                                    -------                   -------
     Total                              354                       346
                                    =======                   =======
===============================================================================

     (1) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior year period of comparable length.

     (2) Earnings before interest expense, income taxes, depreciation and amortization, and other income (expense), net and extraordinary items.


===============================================================================
                                                         Three months ended
                                                -------------------------------
                                                       June 29,        June 28,
Operations data (as a percent of net sales)             1996             1997
-------------------------------------------------------------------------------
Net sales                                               100.0%          100.0%
Gross profit                                             47.3            47.2
Selling, general, and administrative expenses            44.1            42.7
Earnings from operations                                  3.2             4.5
Interest expense                                          4.1             3.5
Extraordinary item, net of tax                              -            (7.9)
Net loss                                                 (0.5)           (7.2)
Earnings (loss) before extraordinary item                (0.5)            0.7
===============================================================================

Net sales for the three months ended June 28, 1997 (Second Quarter 1997) were $64,215, up $5,257, or 8.9%, as compared to the three months ended June 29, 1996 (Second Quarter 1996). U.S. wholesale net sales increased $4,213, or 22.3%, due to gains from increased unit volume combined with an increase in average selling price per unit attributable primarily to the new product introductions. U.S. retail net sales decreased $679, or 2.3%, as additional sales from the same store sales increase and from stores opened during or after the Second Quarter 1997 were more than offset by store closings. International sales increased $1,723, or 16.6%, primarily due to increased sales at Company-operated stores and expanded wholesale distribution.

Gross profit margin for Second Quarter 1997 was 47.2% of net sales, as compared to 47.3% of net sales for Second Quarter 1996. The gross profit margin remained essentially unchanged due to the benefit of costs reductions and sourcing efficiencies that were partially offset by a promotional retail environment and a mix shift to a higher percentage of wholesale sales.

Selling, general and administrative expenses for Second Quarter 1997 were $27,440, an increase of $1,435 or 5.5%, from Second Quarter 1996. Selling, general and administrative expenses for Second Quarter 1997 were 42.7% of net sales, a decrease from 44.1% of net sales for Second Quarter 1996 due to a larger increase in sales versus operating expenses. Expense increases were primarily due to costs related to the launch of new product introductions, golf shoes, John Deere work shoes and Joseph Abboud shoes, partially offset by expense reduction programs.

Earnings from operations for Second Quarter 1997 were $2,870, an increase of $976, or 51.5%, from Second Quarter 1996, and EBITDA for Second Quarter 1997 was $4,179, an increase of $1,155, or 38.2%, from Second Quarter 1996. As a result, earnings from operations for Second Quarter 1997 were 4.5% of net sales, as compared to 3.2% of net sales for Second Quarter 1996, and EBITDA for Second Quarter 1997 was 6.5% of net sales, as compared to 5.1% of net sales for Second Quarter 1996. EBITDA is presented as a supplemental disclosure and not as an alternative to earnings from operations or cash flows from operating activities computed in accordance with generally accepted accounting principles as an indicator of operating performance. EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. Earnings from operations and EBITDA in Second Quarter 1997 are improved from Second Quarter 1996 primarily due to sales volume increases.

Interest expense for Second Quarter 1997 was $2,226 as compared to the Second Quarter 1996 amount of $2,397. This decrease is due to the lower average cost of outstanding borrowings during the Second Quarter 1997 as compared to the average cost of outstanding borrowings during the Second Quarter 1996 as a result of the repurchase of the Senior Notes.

An extraordinary loss associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility was $5,042, net of tax, for Second Quarter 1997.

The earnings per share before extraordinary item for Second Quarter 1997, were $0.05 per share, an improvement from a net loss per share of $0.03 in Second Quarter 1996 primarily due to the items mentioned above.

SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO SIX MONTHS ENDED JUNE 29, 1996.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.


===============================================================================
                                                Six months ended
                                 ----------------------------------------------
(Dollars in thousands)               June 29, 1996             June 28, 1997
-------------------------------------------------------------------------------
                                     Amount       %           Amount        %
-------------------------------------------------------------------------------
Net sales:
 U.S. Wholesale                    $ 35,896     29.7%        $ 41,814     33.9%
 U.S. Retail                         56,995     47.1           57,697     46.8
 International (including
     exports from U.S.)              21,051     17.4           23,887     19.4
-------------------------------------------------------------------------------
 Subtotal                           113,942     94.3          123,398    100.0
 Hy-Test (1)                          6,943      5.7                -      0.0
-------------------------------------------------------------------------------
 Total net sales                   $120,885    100.0%        $123,398    100.0%
-------------------------------------------------------------------------------
Percent change in same store
 sales (2)                                      (2.6)%                     6.0%

EBITDA (3)                         $  5,224      4.3%        $  8,742      7.1%
===============================================================================

      (1) Represents net sales of the Hy-Test safety shoe business, which was sold on March 22, 1996.

      (2) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior year period of comparable length.

      (3) Earnings before interest expense, income taxes, depreciation and amortization, and other income (expense), net, and the non-recurring selling, general, and administrative expense and extraordinary item recorded in 1997.



===============================================================================
                                                           Six months ended
                                                    ---------------------------
                                                         June 29,    June 28,
Operations data (as a percent of net sales)                1996        1997
-------------------------------------------------------------------------------
Net sales                                                 100.0%      100.0%
Gross profit                                               46.1        48.7
Selling, general, and administrative expenses,
  excluding non-recurring selling, general and
  administrative expenses                                  43.8        43.7
Earnings from operations, excluding non-recurring
  selling, general and administrative expenses              2.4         5.0
Interest expense                                            4.3         3.8
Extraordinary item, net of tax                                -        (4.1)
Net loss                                                   (0.4)       (0.9)
Earnings (loss) before extraordinary item - pro forma      (1.2) (1)    0.7 (2)
===============================================================================

      (1) Pro forma excludes Hy-Test and operating profit contribution; and gain on sale of Hy-Test.

      (2)  Pro forma excludes gain on sale of 130 S. Canal.

Net sales for the six months ended June 28, 1997 (First Half 1997) were $123,398, up $2,513, or 2.1%, as compared to the six months ended June 28, 1996 (First Half 1996). Excluding sales in First Half 1996 related to Hy-Test, which was sold in March 1996 and were $6,943, net sales increased $9,456 or 8.3%. U.S. wholesale net sales increased $5,918, or 16.5%, due to gains from increased unit volume combined with an increase in average selling price per unit attributable primarily to the new product introduction. U.S. retail net sales increased $702, or 1.2%, as a result of sales gains from First Half 1997 same store sales increases at U.S. specialty stores of 6.0%. International sales increased $2,836, or 13.5%, with the increase due to increased sales at Company-operated stores and expanded wholesale distribution.

Gross profit margin for First Half 1997 was 48.7% of net sales, as compared to 46.1% of net sales for First Half 1996. The increase was due to a mix change (reflecting the sale of Hy-Test) to a higher percentage of retail sales, and costs decreases due to the Company's expense reduction programs and was partially offset by increased price promotion activity.

Selling, general and administrative expenses excluding the non-recurring item discussed below for First Half 1997 were $53,932, an increase of $1,044, or 2.0%, from First Half 1996. Selling, general and administrative expenses for First Half 1997 were 43.7% of net sales, a decrease from 43.8% of net sales for First Half 1996 due to higher sales volume and a mix change reflecting the sale of Hy-Test. Expense increases were primarily due to costs related to new product introductions partially offset by expense reduction programs and expenses related to Hy-Test.

Earnings from operations for First Half 1997, excluding the non-recurring selling, general, and administrative expenses in 1997, were $6,118, an increase of $3,223, or 111.3%, from First Half 1996, and EBITDA for First Half 1997 was $8,742, an increase of $3,518, or 67.3%, from First Half 1996. As a result, earnings from operations for First Half 1997 was 5.0% of net sales, as compared to 2.4% of net sales for First Half 1996, and EBITDA for First Half 1997 was 7.1% of net sales, as compared to 4.3% of net sales for First Half 1996. Earnings from operations and EBITDA in First Half 1997 are improved from First Half 1996 primarily due to expense reduction programs. A gain of $4,670 in non-recurring selling, general, and administrative expense for First Half 1997 related to the sale of corporate headquarters building located in downtown Chicago was recorded in First Quarter 1997.

Interest expense for First Half 1997 was $4,728, as compared to the First Half 1996 amount of $5,191. This decrease is due to the lower amount of Senior Notes outstanding and lower average outstanding borrowings under the credit facility during the First Half 1997 as compared to the average outstanding during First Half 1996.

An extraordinary loss associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility was $5,042, net of tax, for First Half 1997.

The earnings per share before extraordinary item for First Half 1997, were $0.46 per share, an improvement from a net loss per share of $ 0.05 in First Half 1996. Included in the First Half 1997 amount was the non-recurring pre-tax gain of $4,670 generated by the sale of the Company's former corporate headquarters building. The First Half 1996 includes a gain of $1.2 million, net of tax, from the sale of the Hy-Test safety shoe business, which was sold by the Company in late March 1996.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

Working capital at June 28, 1997 was $100,803, as compared to $95,116 at December 28, 1996. The increase during the First Half 1997 is primarily due to the timing of cash payments related to the capital expenditures made on the leased property in downtown Chicago to prepare for the occupancy as the new corporate headquarters and increases in working capital related to the new product shipments and inventory purchases made during the six month period. Cash interest payments totaled $6,184 during First Half 1997, and cash income tax payments were $725 during First Half 1997.


     FINANCING ARRANGEMENTS

On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to its Senior Notes. Approximately $51 million aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69.45 million aggregate principal amount of outstanding Senior Notes. Approximately $18.4 million of Senior Notes remain outstanding. The Company also has executed a new $110 million, five-year secured revolving credit facility that replaces the $75 million credit facility described in "Overview". Borrowings under the new credit facility were used to finance the tender offer for the Senior Notes.

Further credit facility borrowings will be made from time to time to finance future liquidity requirements, including the month-to-month working capital requirements. The revolving credit facility provides for borrowings of up to $110,000 and other extensions of credit based on a debt-to-EBITDA ratio and other covenants. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1.25% or at an adjusted LIBOR rate plus a factor, currently 2.25% depending on the type of loan the Company executes and various covenant ratios.

SEASONALITY OF BUSINESS

In total, the Company's net sales are generally not seasonal; however earnings from operations and EBITDA tend to be higher in the fourth quarter due to the proportionately higher retail sales which include both a wholesale and a retail margin.

                          PART II OTHER INFORMATION
                          -------------------------

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders, held on May 15, 1997, stockholders voted upon the following matter:

        (a) Election of 10 directors. The number of votes cast for and withheld for each individual are as follows:



                 Name                  For                          Withheld
                 ----                  ---                          --------
             Bernard Attal          8,101,617                        17,525
             Charles J. Campbell    8,101,716                        17,426
             Robert H. Falk         8,101,608                        17,534
             Michael S. Gross       8,101,601                        17,541
             John J. Hannan         8,101,604                        17,538
             Jashua J. Harris       8,101,605                        17,537
             John H. Kissick        8,101,608                        17,534
             Richard B. Loynd       8,099,971                        19,171
             Ronald J. Mueller      8,099,999                        19,143
             Michael D. Weiner      8,101,604                        17,538


Item 6. Exhibits and Reports on Form 8-K

        (a)  The following exhibits are filed as part of this report:

                4.6 Credit Agreement, dated as of May 9, 1997, among FLORSHEIM GROUP INC., a Delaware Corporation (the "Borrower"), the Banks party hereto from time to time, and BANKERS TRUST COMPANY, as Agent.

                 11  Statement re Computation of Net Earnings Per Common Share

        (b) A Form 8-K was not required to be filed during the quarter ended June 28, 1997.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FLORSHEIM GROUP INC.
                                        (Registrant)


                                    By Karen Nyman Latham
                                       ---------------------------------------
                                       Karen Nyman Latham
                                       Vice-President, Chief Financial Officer





Date:  August 11, 1997