Form 10-Q
period 1997-09-27
FLORSHEIM SHOE CO /DE/
filed 1997-11-06
CIK 928908

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                          ------------------------
                                  FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     September 27, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _______________________ TO _______________________

                       COMMISSION FILE NUMBER  1-13474
                            FLORSHEIM GROUP INC.
           (Exact name of registrant as specified in its charter)


                       Delaware                           36-3520923
     ------------------------------------------------  -------------------
     (State or other jurisdiction of incorporation or  (I.R.S. Employer
     organization)                                     Identification No.)

     200 North LaSalle Street, Chicago, Illinois          60601-1014
     ------------------------------------------------  -------------------
     (Address of principal executive offices)              (Zip Code)



     Registrant's telephone number, including area code (312)  458-2500

                               Not Applicable
           -------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)

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

                   8,374,751 Shares as of October 20, 1997

===============================================================================

                       PART  I  FINANCIAL INFORMATION




Item 1.  Financial Statements


Consolidated Financial Statements for the quarter ended September 27, 1997.


     Consolidated Balance Sheet:

         September 27, 1997
         December 28, 1996

     Consolidated Statement of Operations:

         Three Months Ended September 27, 1997
         Three Months Ended September 28, 1996

         Nine Months Ended September 27, 1997
         Nine Months Ended September 28, 1996

     Consolidated Statement of Cash Flows:

         Nine Months Ended September 27, 1997
         Nine Months Ended September 28, 1996

     Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months and the nine months ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

                            FLORSHEIM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)

-------------------------------------------------------------------------------
                                                                   Unaudited
                                                                   ---------
                                                 December 28,     September 27,
        ASSETS                                       1996             1997
-------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                      $  21,691        $   5,252
   Receivables, less allowances of $1,705 at
     December 28, 1996 and $1,590 at
     September 27, 1997                              26,431           29,850
   Inventories                                       73,824           82,255
   Deferred tax assets, net                           4,552            4,662
   Prepaid expenses and other current assets          4,221            5,051
-------------------------------------------------------------------------------
Total current assets                                130,719          127,070
Property, plant and equipment                        41,920           45,683
Less accumulated depreciation                        16,946           20,112
-------------------------------------------------------------------------------
Net property, plant and equipment                    24,974           25,571
Deferred tax assets, net                             11,475           12,607
Other assets                                         18,070           19,388
-------------------------------------------------------------------------------
                                                  $ 185,238        $ 184,636
-------------------------------------------------------------------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
   Revolving credit facility - short term         $    -           $   6,800
   Notes payable                                       -                 142
   Accounts payable                                  17,900            9,091
   Accrued expenses                                  14,367           10,686
   Accrued interest expense                           2,858              499
   Accrued income taxes payable                         478              551
-------------------------------------------------------------------------------
Total current liabilities                            35,603           27,769
Long-term debt                                       69,450           18,412
Revolving credit facility - long term                  -              58,500
Other long-term liabilities                          22,530           24,418
-------------------------------------------------------------------------------
                                                    127,583          129,099

Shareholders' equity:
     Preferred stock, without par value,
       2,000,000 shares authorized and no
       shares issued and outstanding                   -                -
     Common stock, 20,000,000 shares
       authorized, without par value,
       $1.00 stated value, 8,346,051 shares
       issued and outstanding at
       December 28, 1996 and 8,374,751
       shares issued and outstanding at
       September 27,1997                              8,346            8,375
     Paid-in capital                                 50,295           50,386
     Accumulated translation adjustment                 372             (502)
     Accumulated deficit                             (1,358)          (2,722)
-------------------------------------------------------------------------------
Total shareholders' equity                           57,655           55,537
-------------------------------------------------------------------------------
                                                  $ 185,238        $ 184,636
===============================================================================

                            FLORSHEIM GROUP INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands except per share data)
                                 (Unaudited)

===============================================================================
                                                   Three months    Three months
                                                      ended           ended
                                                   September 28,  September 27,
                                                      1996            1997
===============================================================================
Net sales                                           $   60,107      $   60,177
Cost of sales                                           31,965          31,941
-------------------------------------------------------------------------------
Gross profit                                            28,142          28,236
Selling, general
  and administrative expenses                           25,650          25,778
Non-recurring selling, general
  and administrative expenses                             -                537
-------------------------------------------------------------------------------
Earnings from operations                                 2,492           1,921
Interest expense, net                                    2,361           2,116
Other income (expense), net                                 13            (123)
-------------------------------------------------------------------------------
Earnings (loss) before income tax                          144            (318)
Income tax expense (benefit)                                52            (107)
-------------------------------------------------------------------------------
Net earnings (loss)                                 $       92      $     (211)
-------------------------------------------------------------------------------
Net earnings (loss) per common share                $     0.01      $    (0.03)
-------------------------------------------------------------------------------
Weighted average common shares outstanding           8,390,211       8,374,751
-------------------------------------------------------------------------------

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)



===============================================================================
                                                    Nine months    Nine months
                                                      ended           ended
                                                   September 28,  September 27,
                                                      1996            1997
===============================================================================
Net sales                                           $  180,992      $  183,575
Cost of sales                                           97,067          95,289
-------------------------------------------------------------------------------
Gross profit                                            83,925          88,286
Selling, general
  and administrative expenses                           78,538          79,710
Non-recurring selling, general
  and administrative expenses                                -          (4,133)
-------------------------------------------------------------------------------
Earnings from operations                                 5,387          12,709
Interest expense, net                                    7,552           6,844
Other income (expense), net                              1,617            (125)
-------------------------------------------------------------------------------
Earnings (loss) before income tax and
  extraordinary item                                      (548)          5,740
Income tax expense (benefit)                              (196)          2,062
-------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                 (352)          3,678
Extraordinary item (less applicable
  income taxes of $2,812)                                    -          (5,042)
-------------------------------------------------------------------------------
Net (loss)                                          $     (352)     $   (1,364)
-------------------------------------------------------------------------------
Earnings (loss) per share before
  extraordinary item                                     (0.04)           0.44
Extraordinary (loss) per share                               -           (0.60)
-------------------------------------------------------------------------------
Net (loss) per share                                $    (0.04)     $    (0.16)
-------------------------------------------------------------------------------
Weighted average common shares outstanding           8,346,051       8,374,751
-------------------------------------------------------------------------------

                            FLORSHEIM GROUP INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

===============================================================================
                                                    Nine months    Nine months
                                                      ended           ended
                                                   September 28,  September 27,
                                                      1996            1997
===============================================================================
Cash flows from operating activities:
  Net loss                                          $   (352)        $  (1,364)
  Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
    (excluding assets/liabilities related to
    the sale of assets of Hy-Test):
      Gain on disposal of assets                      (2,144)           (4,796)
      Depreciation and amortization                    3,467             3,708
      Deferred taxes                                    (375)           (1,242)
      Extraordinary item                                   -             5,042
      Noncash interest expense                           664               439
      Increase in receivables                         (6,157)           (3,419)
      Decrease (increase) in inventories               5,629            (8,431)
      Increase in prepaid expenses and
        other assets                                    (443)           (2,957)
      Decrease in accounts payable, accrued
        interest expense and other
        accrued expenses                              (1,718)          (14,634)
      Increase in other long-term liabilities            393             1,888
-------------------------------------------------------------------------------
Net cash used in operating activities                 (1,036)          (25,766)
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of assets of Hy-Test
    in 3/96, 130 S. Canal in 3/97, net of
    transaction costs                                 22,600             6,277
  Proceeds from the disposal of assets                   420                37
  Additions to property, plant and equipment          (2,578)           (6,349)
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities   20,442               (35)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in notes and loans payable                 72               142
  Net borrowings under revolving credit facility           -            65,300
  Repurchase of 12-3/4% Senior Notes, including
    tender premium and refinancing costs,
    net of tax                                             -           (56,080)
  Payments of long-term debt                         (10,676)                -
-------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                               (10,604)            9,362
-------------------------------------------------------------------------------
  Net increase (decrease) in cash and
    cash equivalents                                   8,802           (16,439)
  Cash and cash equivalents at beginning of period     5,249            21,691
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $ 14,051         $   5,252
-------------------------------------------------------------------------------
  Supplemental disclosure:
      Cash payments for income taxes, net           $  1,058         $     860

      Cash payments for interest                    $  9,296         $   8,081
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 27, 1997
(Dollars in thousands)
(Unaudited)


(1)     DISTRIBUTION

        Effective November 17, 1994, Florsheim Group Inc. (Florsheim or the Company) became an independent public company. Furniture Brands International, Inc., formerly known as INTERCO
        INCORPORATED, its former parent company and sole stockholder, distributed all of the Company's common stock to existing
        INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility (old credit facility). Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the old credit facility to pay financing expenses and repay its share of outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

(2)     SALE OF ASSETS OF CORPORATE HEADQUARTERS BUILDING

        On March 20, 1997, the Company completed the sale of the corporate headquarters building located in downtown Chicago, Illinois, for an all cash sale price of approximately $8,050. Net cash proceeds were approximately $6,000 before income taxes. The net gain on sale of $4,300 is included in non-recurring selling, general, and administrative expenses.

(3)     TENDER OFFER FOR SENIOR NOTES

        On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to the Senior Notes. Approximately $51 million aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69.45 million aggregate principal amount of outstanding Senior Notes. The Company also has executed a new $110 million, five-year secured revolving credit facility (credit facility) that replaces the $75 million old credit facility described above. An extraordinary loss of approximately $5.0 million, net of tax, is associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 27, 1997
(Dollars in thousands)
(Unaudited)


(5)     NET LOSS PER COMMON SHARE

        For the three months and the nine months ended September 27, 1997, and for the nine months ended September 28, 1996, net loss per share data was computed using the average weighted shares outstanding. Common stock equivalents were not used due to the antidilutive effect on the computation.

(6)     INVENTORIES

        Inventories are summarized as follows:


===============================================================================
                                                  December 28,    September 27,
                                                      1996             1997
-------------------------------------------------------------------------------
        Retail merchandise                         $  44,474        $  41,927
        Finished products                             19,588           28,909
        Work-in-process                                1,363              845
        Raw materials                                  8,399           10,574
                                                   ---------        ---------
                                                   $  73,824        $  82,255
                                                   =========        =========
===============================================================================

(7)     SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

        In connection with the Distribution, Florsheim issued $85,000, of which $18,412 are outstanding at September 27, 1997, of 12-3/4% Senior Notes due 2002. The Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

        The following condensed consolidating information presents:

         1. Condensed consolidating balance sheets as of December 28, 1996 and September 27, 1997, condensed consolidating statements of operations for the three months ended September 28, 1996 and the three months ended September 27, 1997, condensed consolidating statements of operations and statements of cash flows for the nine months ended September 28, 1996 and the nine months ended September 27, 1997, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 27, 1997
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================================================
                                  Condensed Consolidating Balance Sheet

                                           December 28, 1996
================================================================================================================
                                                        Guarantor     Nonguarantor
                                              Parent   subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                            $ 18,427    $   397       $  2,867       $    -          $ 21,691
    Receivables                                22,724        135          5,692          (2,120)        26,431
    Inventories                                41,086     20,216         12,522            -            73,824
    Prepaid expenses and
      other current assets                      6,522        820          1,431            -             8,773
----------------------------------------------------------------------------------------------------------------
  Total current assets                         88,759     21,568         22,512          (2,120)       130,719
  Net property, plant and
    equipment                                  18,182      3,953          2,839            -            24,974
  Other assets                                 29,068      1,369            514          (1,406)        29,545
  Investments in subsidiaries                  44,110       -              -            (44,110)          -
----------------------------------------------------------------------------------------------------------------
Total assets                                 $180,119    $26,890       $ 25,865       $ (47,636)      $185,238
================================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                           15,916        377          3,727          (2,120)        17,900
    Accrued expenses
      and other current
      liabilities                              14,568        548          2,587            -            17,703
----------------------------------------------------------------------------------------------------------------
  Total current liabilities                    30,484        925          6,314          (2,120)        35,603

  Long-term debt, less
    current maturities                         69,450       -              -               -            69,450
  Other long-term liabilities                  22,530       -             1,406          (1,406)        22,530
  Shareholders' equity                         57,655     25,965         18,145         (44,110)        57,655
----------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                       $180,119    $26,890       $ 25,865       $ (47,636)      $185,238
================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 27, 1997
(Continued)
(Dollars in thousands)
(Unaudited)



================================================================================================================
                                  Condensed Consolidating Balance Sheet

                                           September 27, 1997
================================================================================================================
                                                        Guarantor     Nonguarantor
                                              Parent   subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                            $  3,161    $  (294)      $  2,385       $    -          $  5,252
    Receivables                                28,093         81          6,276          (4,600)        29,850
    Inventories                                51,585     18,310         12,360            -            82,255
    Prepaid expenses and
      other current assets                      7,437      1,030          1,246            -             9,713
----------------------------------------------------------------------------------------------------------------
  Total current assets                         90,276     19,127         22,267          (4,600)       127,070
  Net property, plant and
    equipment                                  18,901      4,194          2,476            -            25,571
  Other assets                                 26,731      6,371            423          (1,530)        31,995
  Investments in subsidiaries                  41,143       -              -            (41,143)          -
----------------------------------------------------------------------------------------------------------------
Total assets                                 $177,051    $29,692       $ 25,166       $ (47,273)      $184,636
================================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:
    Revolving credit facitity                   6,800       -              -               -             6,800
    Accounts payable                            7,009      2,088          4,736          (4,600)         9,233
    Accrued expenses
      and other current
      liabilities                               6,375      2,347          3,014            -            11,736
----------------------------------------------------------------------------------------------------------------
  Total current liabilities                    20,184      4,435          7,750          (4,600)        27,769

  Long-term debt, less
    current maturities                         76,912       -              -               -            76,912
  Other long-term liabilities                  24,418       -             1,530          (1,530)        24,418
  Shareholders' equity                         55,537     25,257         15,886         (41,143)        55,537
----------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                       $177,051    $29,692       $ 25,166       $ (47,273)      $184,636
================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 27, 1997
(Continued)
(Dollars in thousands)
(Unaudited)

================================================================================================================
                            Condensed Consolidating Statements of Operations

                               For three months ended September 28, 1996
================================================================================================================
                                                        Guarantor     Nonguarantor
                                              Parent   subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Net sales                                    $ 41,625    $11,493       $ 11,675       $  (4,686)      $ 60,107
Cost of sales                                  24,193      5,944          6,514          (4,686)        31,965
----------------------------------------------------------------------------------------------------------------
Gross profit                                   17,432      5,549          5,161            -            28,142
Selling, general and
  administrative expenses                      16,168      5,270          4,212            -            25,650
----------------------------------------------------------------------------------------------------------------
Earnings from operations                        1,264        279            949            -             2,492
Interest expense                                2,361       -              -               -             2,361
Equity in earnings of subsidiaries,
  net of tax                                    1,411       -              -             (1,411)          -
Other income (expense), net                         3       -                10            -                13
----------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                    317        279            959          (1,411)           144
Income tax expense (benefit)                      225       (408)           235            -                52
----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                          $     92    $   687       $    724       $  (1,411)      $     92
================================================================================================================
                               For three months ended September 27, 1997
================================================================================================================
                                                        Guarantor     Nonguarantor
                                              Parent   subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Net sales                                    $ 43,009    $11,845       $ 11,780       $  (6,457)      $ 60,177
Cost of sales                                  24,971      6,501          6,926          (6,457)        31,941
----------------------------------------------------------------------------------------------------------------
Gross profit                                   18,038      5,344          4,854            -            28,236
Selling, general and
  administrative expenses                      16,182      5,610          3,986            -            25,778
Non-recurring selling, general,
  and administrative expenses                     537       -              -               -               537
----------------------------------------------------------------------------------------------------------------
Earnings from operations                        1,319       (266)           868            -             1,921
Interest expense                                2,116       -              -               -             2,116
Equity in earnings of subsidiaries,
  net of tax                                      406       -              -               (406)          -
Other (expense), net                              (56)      -               (67)           -              (123)
----------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                   (447)      (266)           801            (406)          (318)
Income tax expense (benefit)                     (236)       (88)           217            -              (107)
----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                          $   (211)   $  (178)      $    584       $    (181)      $   (211)
================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 27, 1997
(Continued)
(Dollars in thousands)
(Unaudited)

================================================================================================================
                            Condensed Consolidating Statements of Operations

                               For nine months ended September 28, 1996
================================================================================================================
                                                        Guarantor     Nonguarantor
                                              Parent   subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Net sales                                    $125,826    $40,612       $ 31,456       $ (16,902)      $180,992
Cost of sales                                  73,697     22,280         17,992         (16,902)        97,067
----------------------------------------------------------------------------------------------------------------
Gross profit                                   52,129     18,332         13,464            -            83,925
Selling, general and
  administrative expenses                      48,469     17,827         12,242            -            78,538
----------------------------------------------------------------------------------------------------------------
Earnings from operations                        3,660        505          1,222            -             5,387
Interest expense                                7,552       -              -               -             7,552
Equity in earnings of subsidiaries,
  net of tax                                    1,076       -              -             (1,076)          -
Other income (expense), net                     1,596        (12)            33            -             1,617
----------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes                                 (1,220)       493          1,255          (1,076)          (548)
Income tax expense (benefit)                     (868)       237            435            -              (196)
----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                          $   (352)   $   256       $    820       $  (1,076)      $   (352)
================================================================================================================
                               For nine months ended September 27, 1997
================================================================================================================
                                                        Guarantor     Nonguarantor
                                              Parent   subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Net sales                                    $135,135    $35,324       $ 33,689       $ (20,573)      $183,575
Cost of sales                                  77,171     19,203         19,488         (20,573)        95,289
----------------------------------------------------------------------------------------------------------------
Gross profit                                   57,964     16,121         14,201            -            88,286
Selling, general and
  administrative expenses                      50,755     16,749         12,206            -            79,710
Non-recurring selling, general,
  administrative expenses                      (4,133)                                                  (4,133)
----------------------------------------------------------------------------------------------------------------
Earnings from operations                       11,342       (628)         1,995            -            12,709
Interest expense                                6,844       -              -               -             6,844
Equity in earnings of subsidiaries,
  net of tax                                      960       -              -               (960)          -
Other (expense), net                              (39)      -               (86)           -              (125)
----------------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes and extraordinary item           5,419       (628)         1,909            (960)         5,740
Income tax expense                              1,741       (211)           532            -             2,062
----------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item              3,678       (417)         1,377            (960)
Extraordinary item (less applicable
  income taxes of $2,812)                      (5,042)                                                  (5,042)
----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                          $ (1,364)   $  (417)      $  1,377       $    (735)      $ (1,364)
================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 27,1997
(Continued)
(Dollars in thousands)
(Unaudited)

================================================================================================================
                            Condensed Consolidating Statements of Cash Flows

                               For nine months ended September 28, 1996
================================================================================================================
                                                        Guarantor     Nonguarantor
                                              Parent   subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities
  (excluding assets/liabilities related
  to the sale of assets of Hy-Test)          $ (3,152)   $(1,388)      $  4,721       $  (1,216)      $ (1,035)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing
  activities:
     Proceeds from the sale of assets of
       Hy-Test, net of transaction costs       22,600       -              -               -            22,600
     Proceeds from the
       disposal of assets                         420       -              -               -               420
     Additions to property,
       plant and equipment                     (1,148)      (586)          (844)           -            (2,578)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                              -
  investing activities                         21,872       (586)          (844)           -            20,442
----------------------------------------------------------------------------------------------------------------
Cash flows from financing
  activities:
  Net increase in notes and loans payable        -          -                72            -                 72
  Net capital contribution
     from (to) Parent                             467      1,654         (3,337)          1,216           -
  Payment of long-term debt                   (10,676)      -              -               -            (10,676)
----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
     financing activities                     (10,209)     1,654         (3,265)          1,216         (10,604)
----------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash
     equivalents                                8,511       (320)           612            -              8,803
  Cash and cash equivalents
     at beginning of period                     2,658      1,131          1,460            -              5,249
----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents
     at end of period                        $ 11,169    $   811       $  2,072       $    -          $  14,052
================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended September 27, 1997
(Continued)
(Dollars in thousands)
(Unaudited)

================================================================================================================
                            Condensed Consolidating Statements of Cash Flows

                               For nine months ended September 27, 1997
================================================================================================================
                                                        Guarantor     Nonguarantor
                                              Parent   subsidiaries   subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                       $(25,246)   $   440       $  2,742       $  (3,702)      $ (25,766)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing
  activities:
    Proceeds from the sale of assets of
       130 S. Canal, net of transaction
       costs                                 $  6,277       -              -               -              6,277
    Proceeds from the
       disposal of assets                          37       -              -               -                 37
    Additions to property,
       plant and equipment                     (4,941)    (1,065)          (343)           -             (6,349)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities                                    1,373     (1,065)          (343)           -                (35)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing
  activities:
  Net increase in notes and loans payable         142       -              -               -                142
  Net capital contribution
    from (to) Parent                             (755)       (66)        (2,881)          3,702            -
  Receipts from new revolving
    credit facility                            65,300       -              -               -             65,300
  Repurchase of 12-3/4% Senior Notes
    including, tender premium and
    refinancing costs, net of tax             (56,080)      -              -               -            (56,080)
----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                        8,607        (66)        (2,881)          3,702           9,362
----------------------------------------------------------------------------------------------------------------
Net (decrease) in cash
   and cash equivalents                       (15,266)      (691)          (482)           -            (16,439)
Cash and cash equivalents
   at beginning of period                      18,427        397          2,867            -             21,691
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                          $  3,161     $ (294)       $ 2,385       $    -          $   5,252
================================================================================================================

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

(Dollars in thousands)

OVERVIEW

Florsheim Group Inc. (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.
Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 348 Company-operated specialty stores and outlet stores as of September 27, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.


===============================================================================
                                                Three months ended
                                     ------------------------------------------
(Dollars in thousands)               September 28, 1996      September 27, 1997
-------------------------------------------------------------------------------
                                       Amount       %         Amount        %
-------------------------------------------------------------------------------
Net sales:
   U.S. Wholesale                    $  19,854    33.0%      $  19,990    33.2%
   U.S. Retail                          27,906    46.4          27,082    45.0
   International (including
     exports from U.S.)                 12,347    20.5          13,105    21.8
-------------------------------------------------------------------------------
   Total net sales                   $  60,107   100.0%      $  60,177   100.0%
-------------------------------------------------------------------------------
Percent change in same store
   sales(1)                                       (2.9)%                   3.1%

EBITDA(2)                            $   3,630     6.0%      $   3,578     5.9%
-------------------------------------------------------------------------------
Number of retail stores:
   U.S. specialty                          205                     199
   U.S. outlets                             90                      95
   International                            53                      54
                                     ---------               ---------
     Total                                 348                     348
                                     =========               =========
===============================================================================


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


===============================================================================
                                                      Three months ended
                                                 ------------------------------
                                                 September 28,    September 27,
Operations data (as a percent of net sales)          1996             1997
-------------------------------------------------------------------------------
Net Sales                                           100.0%           100.0%
Gross profit                                         46.8             46.9
Selling, general, and administrative expenses,
   excluding non-recurring selling, general
   and adminstrative expenses                        42.7             42.8
Earnings from operations, excluding
   non-recurring selling, general and
   administrative expenses                            4.1              4.1
Interest expense                                      3.9              3.5
Net earnings (loss)                                   0.2             (0.4)
===============================================================================

Net sales for the three months ended September 27, 1997 (Third Quarter 1997) were $60,177 and were approximately even compared to the three months ended September 28, 1996 (Third Quarter 1996). U.S. wholesale net sales were even with Third Quarter 1996 primarily due to the incremental sales from the new product introductions which were partially offset by a decrease in U.S. dealer shipments of existing products. U.S. retail net sales decreased $824, or 3.0%, as the same store sales increase and additional sales from stores opened during or after the Third Quarter 1996 were more than offset by store closings. International sales increased $758, or 6.1%, primarily due to expanded wholesale distribution and increased sales at Company-operated stores.

Gross profit margin for Third Quarter 1997 was 46.9% of net sales, as compared to 46.8% of net sales for Third Quarter 1996. The gross profit margin remained essentially unchanged due to the benefit of costs reductions and sourcing efficiencies offset by a promotional retail environment and a mix shift to a higher percentage of wholesale sales.

Selling, general and administrative expenses excluding the non-recurring item discussed below for Third Quarter 1997 were $25,778, an increase of $128, or 0.5%, from Third Quarter 1996. Selling, general and administrative expenses for Third Quarter 1997 were 42.8% of net sales, as compared to 42.7% of net sales for Third Quarter 1996 due to comparable sales and expenses during the two periods. Higher expenses related to the rollout of the Company's new products (golf shoes, John Deere work shoes and Joseph Abboud shoes) were partially offset by expense reduction programs and timing of expenses.

Earnings from operations for Third Quarter 1997 excluding the non-recurring selling, general, and administrative expense were $2,458, a decrease of $34, or 1.4%, from Third Quarter 1996, and EBITDA for Third Quarter 1997 was $3,578, a decrease of $52, or 1.4%, from Third Quarter 1996. As a result, earnings from operations for Third Quarter 1997 were 4.1% of net sales, equivalent to 4.1% of net sales from Third Quarter 1996, and EBITDA from Third Quarter 1997 was 5.9% of net sales, as compared to 6.0% of net sales from Third Quarter 1996. EBITDA is presented as a supplemental disclosure and not as an alternative to earnings from operations or cash flows from operating activities computed in accordance with generally accepted accounting principles as an indicator of operating performance. EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. Earnings from operations and EBITDA in Third Quarter 1997 were even with Third Quarter 1996 due to the effect of the expense reduction program being offset by the costs associated with the new products. Non-recurring selling, general, and administrative expenses of $537 in the Third Quarter 1997 were related to the sale of the corporate headquarters building located in downtown Chicago.

Interest expense for Third Quarter 1997 was $2,116 as compared to the Third Quarter 1996 amount of $2,361. This decrease is due to the lower average cost of outstanding debt during the Third Quarter 1997 as compared to the average cost of outstanding debt during the Third Quarter 1996 as a result of the repurchase of the Senior Notes from borrowings under the Company's new credit facility.

The earnings per share, excluding the non-recurring item mentioned above for Third Quarter 1997, were $0.02 per share, an improvement from a net gain per share of $0.01 in Third Quarter 1996 primarily due to the items mentioned above.

NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996.

The following tables set forth, for the periods indicated, certain historical data, expressed in thousands of dollars and as a certain percentage of net sales, and retail stores information.


===============================================================================
                                                 Nine months ended
                                     ------------------------------------------
(Dollars in thousands)               September 28, 1996      September 27, 1997
-------------------------------------------------------------------------------
                                       Amount       %         Amount        %
-------------------------------------------------------------------------------
Net sales:
   U.S. Wholesale                    $  55,750    30.8%      $  61,804    33.7%
   U.S. Retail                          84,901    46.9          84,777    46.2
   International (including
     exports from U.S.)                 33,398    18.5          36,994    20.2
-------------------------------------------------------------------------------
   Subtotal                            174,049    96.2         183,575   100.0

   Hy-Test(1)                            6,943     3.8            -        -
-------------------------------------------------------------------------------
   Total net sales                   $ 180,992   100.0%      $ 183,575   100.0%
-------------------------------------------------------------------------------
Percent change in same store
   sales(2)                                       (2.7)%                   5.1%

EBITDA(3)                            $   8,853     4.9%      $  12,356     6.7%
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


===============================================================================
                                                        Nine months ended
                                                 ------------------------------
                                                 September 28,    September 27,
Operations data (as a percent of net sales)          1996             1997
-------------------------------------------------------------------------------
Net Sales                                           100.0%           100.0%
Gross profit                                         46.4             48.1
Selling, general, and administrative expenses,
   excluding non-recurring selling, general
   and adminstrative expenses                        43.4             43.4
Earnings from operations, excluding
   non-recurring selling, general and
   administrative expenses                            3.0              4.7
Interest expense                                      4.2              3.7
Extraordinary items, net of tax                       -               (2.7)
Net loss                                             (0.2)            (0.7)
Earings (loss) before extraordinary
   item - pro forma                                  (0.7)(1)          0.6 (2)
===============================================================================


      (1) Pro forma excludes Hy-Test and operating profit contribution and gain on sale of Hy- Test.
      (2) Pro forma excludes gain on sale of 130 S. Canal corporate headquarters building.

Net sales for the nine months ended September 27, 1997 (Nine Months 1997) were $183,575, up $2,583, or 1.4%, as compared to the Nine Months ended September 28, 1996 (Nine Months 1996). Excluding sales in Nine Months 1996 of $6,943 related to Hy-Test, which was sold in March 1996, net sales increased $9,526 or 5.5%. U.S. wholesale net sales increased $6,054, or 10.9%, due to gains from increased unit volume combined with an increase in average selling price per unit attributable primarily to the new product introduction. U.S. retail net sales decreased $124, as the same store sales increase and additional sales from stores opened during or after the Third Quarter 1996 were more than offset by store closings. International sales increased $3,596, or 10.8%, with the increase due to expanded wholesale distribution and improved sales at Company-operated stores.

Gross profit margin for Nine Months 1997 was 48.1% of net sales, as compared to 46.4% of net sales for Nine Months 1996. The increase was due to an improved U.S. wholesale margin and cost decreases due to the Company's expense reduction program and increased price promotion activity.

Selling, general and administrative expenses excluding the non-recurring item discussed below for Nine Months 1997 were $79,710, an increase of $1,172, or 1.5%, from Nine Months 1996. Selling, general and administrative expenses for Nine Months 1997 were 43.4% of net sales, equal to 43.4% of net sales for Nine Months 1996 due to higher sales volume and a mix change reflecting the sale of Hy-Test. Expense increases were primarily related to new product introductions and other business development opportunities partially offset by expense reduction programs and expenses related to Hy-Test.

Earnings from operations for Nine Months 1997, excluding the non-recurring selling, general, and administrative expenses in 1997, were $8,576, an increase of $3,189, or 59.2%, from Nine Months 1996, and EBITDA for Nine Months 1997 was $12,356, an increase of $3,503, or 39.6%, from Nine Months 1996. Earnings from operations for Nine Months 1997 was 4.7% of net sales, as compared to 3.0% of net sales for Nine Months 1996, and EBITDA for Nine Months 1997 was 6.7% of net sales, as compared to 4.9% of net sales for Nine Months 1996. Earnings from operations and EBITDA in Nine Months 1997 have improved from Nine Months 1996 primarily due to expense reduction programs and improved wholesale margins. A gain of $4,133 in non-recurring selling, general, and administrative expense for Nine Months 1997 related to the sale of corporate headquarters building located in downtown Chicago that was recorded in Nine Months 1997.

Interest expense for Nine Months 1997 was $6,844, as compared to the Nine Months 1996 amount of $7,552. This decrease is due to the lower amount of Senior Notes outstanding and lower cost of average outstanding borrowings under the credit facility during the Nine Months 1997 as compared to the average cost of outstanding borrowings during Nine Months 1996.

An extraordinary loss associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility was $5,042, net of tax, for Nine Months 1997.

The earnings per share before extraordinary item for Nine Months 1997, were $0.44 per share, an improvement from a net loss per share of $ 0.04 in Nine Months 1996. Included in the Nine Months 1997 amount was the non-recurring pre-tax gain of $4,133 generated by the sale of the Company's former corporate headquarters building. The Nine Months 1996 includes a gain of $1.2 million, net of tax, from the sale of the Hy-Test safety shoe business, which was sold by the Company in late March 1996.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

Working capital at September 27, 1997 was $99,301, as compared to $95,116 at December 28, 1996. The increase during the Nine Months 1997 is primarily due to the timing of cash payments related to the capital expenditures made on the leased property in downtown Chicago to prepare for the occupancy of the new corporate headquarters. Increases in working capital also related to the new product shipments and inventory purchases made during the nine month period, partially offset by the incremental borrowings under the credit facility. Cash interest payments totaled $8,081 during Nine Months 1997, and cash income tax payments were $860 during Nine Months 1997.


     FINANCING ARRANGEMENTS

On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to its Senior Notes. Approximately $51 million aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69.45 million aggregate principal amount of outstanding Senior Notes. Approximately $18.4 million of Senior Notes remain outstanding. The Company also has executed a new $110 million, five-year secured revolving credit facility that replaces the $75 million old credit facility described in "Overview". Borrowings under the new credit facility were used to finance the tender offer for the Senior Notes. At September 27, 1997, outstanding borrowings under the credit facility totaled $6,800 which were classified as short term and $58,500 which were classified as long term.

Further credit facility borrowings will be made from time to time to finance future liquidity requirements, including the month-to-month working capital requirements. The revolving credit facility provides for borrowings of up to $110,000 and other extensions of credit based on a debt-to-EBITDA ratio and other covenants. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1.25 % or at an adjusted LIBOR rate plus a factor, currently 2.25 % depending on the type of loan the Company executes and various covenant ratios.

SEASONALITY OF BUSINESS

In total, the Company's net sales are generally not seasonal; however earnings from operations and EBITDA tend to be higher in the fourth quarter due to the proportionately higher retail sales which include both a wholesale and a retail margin.

                          PART II OTHER INFORMATION


Item 5. Other Information

        Adam M. Aron was appointed to the Board of Directors in August 1997. Mr. Aron is Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc..

        Richard B. Loynd resigned from the Board of Directors in September 1997.

        Karen N. Latham resigned as Vice-President, Chief Financial Officer in October 1997.


Item 6. Exhibits and Reports on Form 8-K

        (a)  The following exhibits are filed as part of this report:

                  11   Statement re Computation of Net Earnings Per Common Share

                  27   Financial Data Schedule

        (b) A Form 8-K was not required to be filed during the quarter ended September 27, 1997.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FLORSHEIM GROUP INC.
                                               (Registrant)


                                           By /s/ Thomas E. Poggensee
                                              --------------------------------
                                              Thomas E. Poggensee
                                              Treasurer, Secretary, Controller
                                              and Chief Accounting Officer




Date: November 6, 1997