Form 10-K405
period 1998-01-03
FLORSHEIM GROUP INC
filed 1998-03-31
CIK 928908

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------

                                  FORM 10-K

  FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JANUARY 3, 1998 OR

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

        Registrant's telephone number, including area code (312)458-2500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS              WHICH REGISTERED
          -----------------------------      ------------------------
          12 3/4% Senior Notes due 2002      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]   No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998, was approximately $24,765,688 based on the closing price of the registrant's common stock as reported on The NASDAQ Stock Market on March 6, 1998.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  [  ]   No  [  ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     8,412,901 shares as of March 6, 1998

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, are incorporated by reference into
Part III of this report.
-------------------------------------------------------------------------------

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


GENERAL

     Florsheim Group Inc. (Florsheim or the Company) founded in 1892, markets, designs, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.
Florsheim became a publicly held and publicly traded corporation on November 17, 1994 when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED, distributed the common stock of Florsheim to its stockholders. References herein to Florsheim or the Company include the consolidated subsidiaries of Florsheim unless the context indicates otherwise.

     Florsheim markets products to more than 6,000 specialty and department store locations worldwide and through 354 Company-operated specialty stores and outlet stores as of January 3, 1998. The Company believes that the Florsheim brand name is widely recognized both in the U.S. and in international markets for quality and value and that consumers' unaided brand awareness of Florsheim's products in the U.S. in the men's dress shoe category is over four times greater than that of its nearest competitor (according to Footwear Market Insights (FMI)).

     Florsheim primarily competes in the $60 and above retail price point segment of the men's non-athletic footwear market. The below $60 price point segment is dominated by private label offerings. According to FMI, the Company is the leading provider of men's dress shoes in the $60 and above U.S. market, with approximately a 13% market share, nearly 36% greater than the market share of the Company's nearest competitor.

     The Company's worldwide wholesale distribution accounted for approximately 43% of fiscal 1997 sales. The Company has a global wholesale customer base which includes department stores and national accounts, such as Sears, J.C. Penney, and Nordstrom, Inc., independent dealers located worldwide and licensee locations in Mexico, India, the Pacific Rim and the Middle East. In addition, as of January 3, 1998, Florsheim had a retail network of 201 Company-operated specialty stores and 99 Company-operated outlet stores in the U.S. As of January 3, 1998, the Company also operated 46 specialty retail stores and eight outlet stores in Australia, Canada, England, Italy, and New Zealand. The Company's retail operations allow the Company to: achieve broader distribution of its products; provide a showcase for a variety of Florsheim branded products marketed by the Company; test market acceptance of newly introduced products; further develop consumer recognition of the Florsheim brand; and maintain direct contact with changes in consumer preferences and buying practices. The Company continues to develop store formats which provide updated, contemporary looks to its specialty stores.

     On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for an all cash sale price settled at $23,200. Net sales of Hy-Test were approximately $6,900 in fiscal 1996 and $38,700 in fiscal 1995.


INDUSTRY OVERVIEW

     The U.S. footwear industry has undergone substantial change since the early 1980s, which has resulted in significant challenges for U.S.-based footwear manufacturers and retailers. Three major influences of this change have been the increase in footwear imports into the U.S., the growth of consumer demand for athletic and casual footwear, and a shift away from
traditional shoe stores.   Management believes these influences have
contributed to the following
trends: (i) the reduction in the domestic manufacturing base and an increase in foreign sourcing of footwear products, (ii) the decline in annual sales (in units) for the traditional dress shoe market, (iii) the increase in sales of athletic and casual footwear and footwear products targeted for specific athletic and leisure activities, and (iv) the shift in the primary channels of distribution for footwear from independent dealers to department stores, regional retailers and mass merchandisers. In response, the Company has developed reliable, cost-effective foreign sourcing capabilities, developed new product lines, developed lines of dress casual and casual shoes and expanded its wholesale distribution capabilities.

     According to FMI, 1997 U.S. retail sales of men's footwear (excluding athletic footwear and work boots) were approximately $8.9 billion, or 173 million pairs. Within this market, declines in the traditional dress shoe segment have been primarily driven by the lifestyle trend toward more casual clothing and emphasis on leisure time and the increased popularity of casual dress or "dress down" days within the business community. The men's footwear industry merchandise mix has mirrored these changes, as consumer preferences have shifted from dress toward casual. A dress casual category within the men's footwear segment, which combines features of dress shoes with the comfort enhancing aspects of casual footwear, has also developed in response to this lifestyle and fashion shift. Over this period, consumers' perceptions of the distinctions between product offerings within the dress, dress casual and casual categories have diminished as a result of "crossover" products that are not limited to a particular use or occasion but are suitable for a variety of styles, fashions and end uses. Florsheim's marketing efforts are designed to respond to these market developments and capture a larger percentage of the footwear market consisting of younger and more casual-dress oriented consumers. Remodeled specialty store locations also provide an updated, contemporary, and more casual feel.

     Department stores, regional retailers and mass merchandisers continue to play a larger role in the retailing of footwear, and the significance of small independent footwear dealers, which once dominated retail distribution, continue to decline dramatically. To compensate for these shifts in channels of distribution, the Company has expanded its distribution to department stores and regional and national retail stores and through Company-operated stores in response to the shifts in consumer shopping patterns. In recent years, the Company has also developed a closer working relationship with its key independent dealers in order to assist them with the expansion of their Florsheim business.


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

     In order to execute the growth plans, the Company, in early 1996, organized strategic business units (SBUs) within the Company: wholesale, retail, international, and new products. The SBUs focus specifically on achieving the growth objectives of the individual units and provide the accountability necessary to allow management to control the units in a manner consistent with the Company's overall goals.

     Strengthen Leading Position in the Traditional Dress Shoe Market: FMI estimates that the $60 and above dress shoe segment of the men's footwear market, Florsheim's strongest historical product segment, accounted for $2.8 billion in annual retail sales in 1997. To expand market share in dress shoes, the Company has positioned the Florsheim brand at retail price points above $80 and created a sub-label, FLS, to represent product under $80 at retail. This strategy will allow Florsheim to market its products to broader channels of distribution and appeal to a larger consumer base.

     Extension of Dress Casual and Casual Product Offerings: The Company intends to increase its market share in the growing dress casual and casual categories through new product introductions, enhanced marketing initiatives that are intended to appeal to younger and casual dress target audiences and the promotion of product at Company-operated stores through a more contemporary format. The Company originally developed Comfortech technology to improve the comfort and durability features of its products without sacrificing style or quality. Florsheim has continued to enhance the Comfortech design each year and has added new products and features to encourage the acceptance of Comfortech line extensions, including Comfortech Maintenance Free and its recently introduced Comfortech Softreds. According to FMI data, the Company maintains the sixth largest market share, approximately 3%, in the casual segment of the $60 and above men's footwear market. With approximately 46% of this market comprised of manufacturers that account for less than a 1% market share according to FMI data, management believes the casual market represents a key area of opportunity for the Company and intends to concentrate on growth in this category.

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

     Remodeling of Company-Operated Stores: The Company is currently remodeling its chain of Company-operated specialty stores with a new contemporary and more casual format which includes new interiors with better utilization of selling space. The Company intends to continue the remodeling efforts started in 1997 during 1998. The Company believes that the remodeled stores' contemporary look combined with expanded product offerings was primarily responsible for the increased shopper traffic, attracting younger consumers, and the improved sales and productivity at the stores remodeled in 1997. In addition, the Company anticipates that its remodeling efforts can potentially have the further beneficial effect of enhancing the Company's relationships with mall developers and providing increased access to prime retail locations. Through its Company-operated outlet stores Florsheim has been able to participate in the growing U.S. outlet mall segment of the retailing industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Expenditures."

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

     Expanding International Distribution: The Florsheim name is recognized in many international markets around the world, especially Australia, Canada and Mexico. The Company has initiated efforts to establish a stronger presence in Europe, Central and South America, and the Pacific Rim. In addition, the Company has launched an international strategy, through licensing of stores, selective openings of Company-operated specialty stores, and increased sales to wholesale accounts, to increase its penetration of established markets and to introduce the Florsheim brand in selected new markets.

     New Product Introductions: The Company, in early 1996, established a New Products Division. Through this division, the Company reviews and develops opportunities to expand sales beyond the product areas in which Florsheim has focused its efforts in the past, and take advantage of the Company's expertise in footwear. 1997 was the first full year for the New Products Division. The new products are: Florsheim Golf Shoes, John Deere Footwear, and Joseph Abboud Footwear.


ADVERTISING

     The Company's advertising objective is to build upon the strength of the Florsheim brand name and expand its market share and sales in the growing dress casual and casual categories with particular attention on targeting a younger, more affluent customer. According to a FMI survey, unaided brand awareness of the Florsheim name is approximately 50% in the United States in the men's dress
shoe category.   Management believes this unaided brand awareness is over four times greater than that of its nearest competitor in the dress category of the footwear industry and is third overall, behind Nike and Reebok, in the entire footwear industry. Management believes the consumer's image of Florsheim is typically associated with a high quality product that offers good value. Management has implemented advertising and marketing programs to successfully carry that well-established quality image through to offerings in the dress casual and casual categories. The Company is also using advertising to reach a younger market segment. In Fall 1996, the Company began its "SOLE OF SUCCESS" campaign using celebrities from various walks of life. Celebrities are seen wearing Florsheim product in leading magazines and in point of sale materials at retail. A new group of celebrities is rotated in each season to keep the campaign fresh. The campaign has thus far included Pat O'Brien, Jim Harbaugh, Corbin Bernsen, Luke and Murphy Jensen, Oscar De La Hoya, Nick Faldo and Derek Jeter. Television advertising during golf events using Nick Faldo was used to introduce Florsheim Golf Shoes (Frogs) into the market.

     The total domestic advertising expenditures for fiscal 1997 were approximately 2.0% of Florsheim's total domestic sales, versus 1.3% in fiscal 1996 and 2.2% in fiscal 1995 (excluding Hy-Test). These expenditures were divided among television, national print ads and print advertising placed on behalf of the Company-operated specialty stores and independent dealers.


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


RETAIL OPERATIONS

     As of January 3, 1998, Florsheim had 354 Company-operated stores worldwide, represented by 247 traditional Florsheim specialty shoe shops and 107 outlet stores. According to industry data, management believes that Florsheim's Company-operated chain of stores is the largest U.S. specialty retailer of men's quality dress footwear. As of January 3, 1998, the Company operated 201 U.S. specialty retail locations. The Company evaluates each of these locations as leases expire and makes the decision to renew, relocate, or close. In addition, the Company intends to continue the selective opening of new stores and aggressively closing unprofitable stores.

     The Company-operated stores provide a strategic distribution channel which gives the Company a key competitive advantage. Management believes that as the footwear retailing industry continues to consolidate, it is critical that the Company maintain its own controlled distribution channel. Company-operated stores are the largest distributor of Company products and, in the U.S., represented approximately 37% of the wholesale sales value of total domestic wholesale shipments during fiscal 1997. The Company realizes both a wholesale gross profit margin and a retail gross profit margin on product distributed through its Company-operated stores. The combined gross profit margin on such sales is larger than the gross profit margin earned on product distributed exclusively through wholesale channels. Florsheim maintains a consistent pricing policy for the wholesale division such that prices for shoes purchased by Company-operated retail stores are typically the same as those paid by independent dealers.

     During 1996, a number of Company-operated specialty stores began to offer a limited selection of non-Florsheim products in order to attract new consumers into the stores. Management believes that this strategy will continue to improve overall sales per square foot and will enable the Company to introduce the Florsheim brand to a new group of younger consumers. Company-operated stores will continue to carry predominantly Florsheim product which will help reinforce the Company's quality footwear image by displaying the complete Florsheim product line in an attractive, Company-controlled display format.

     The traditional Florsheim specialty shoe stores carry a full selection of the Company's brands, while the outlet stores carry discontinued merchandise, close out inventory and specially manufactured products. The Company does not concurrently offer any identical products through these separate and distinct distribution channels. Both the traditional specialty shoe stores and the outlet stores have been, and will continue to be, key elements of the Company's distribution efforts.


INTERNATIONAL

     Florsheim has been a participant in international markets since the 1960s and has a strong, established presence in Australia and Canada through Company-operated businesses, and Mexico, a licensee operation. The Company is establishing a stronger presence in selected regions of Europe, Central and South America, India, the Middle East, and the Pacific Rim. The international division markets the Company's products through a global network of wholesale dealers, distributors, licensees and Company-operated stores. At January 3, 1998, the Company operated 54 specialty and outlet stores in international markets and licensed an additional 37 specialty shops to selected partners. International sales, including exports, were $50.6 million in fiscal 1997, and were distributed as shown below:


                          International Distribution

       Percentage of Total Fiscal 1997 International Sales


                           Australia ......  48 %
                           Canada .........  22
                           Pacific Rim ....  14
                           Europe .........   7
                           Other Exports ..   9
                                           ------
                                             100%
                                           ======



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

     Australia and Canada are important and well established markets for Florsheim. The Australian and Canadian operations both include wholesale distribution and a chain of Company-operated specialty and outlet stores. As of January 3, 1998, the Company operated 36 stores in Australia and New Zealand and 16 stores in Canada. Management believes that its Australian stores are the only chain of dedicated quality men's dress shoes in Australia and provide a key competitive advantage in this market. Both the Australian and Canadian retailing industries are dominated by large department stores; therefore, the Company is concentrating on building wholesale sales to these key department store accounts while maintaining its commitment to a profitable network of Company-operated stores and independent dealers. Currently, there is one Company-operated manufacturing facility in Australia and none in Canada.

     Management believes that the Pacific Rim, and Japan in particular, offers opportunities for Florsheim and has targeted this region as part of the Company's international growth strategy. Distribution to this market is primarily effected by its Hong Kong sales subsidiary through wholesale sales to independent retailers in the Pacific Rim and licensees and distributors in Hong Kong, Indonesia, Taiwan, Singapore, Japan, and the Philippines. The Company's primary strategy for increasing its presence in this area is to increase the number of independent dealers and licensees while establishing Company-operated specialty stores in a few select locations. In addition, the Company will explore other formats for distribution opportunities, such as licensing, in markets such as China. During fiscal 1997, Southeast Asian currencies were devalued relative to the U.S. dollar. The impact was not material to the results in fiscal 1997.

     Management believes there is a significant opportunity to increase sales in Europe by capitalizing on the appeal of American brand name products. While it is expected that the Company will encounter greater competition in Europe than in the Pacific Rim, the Company intends to draw upon its long-standing relationships with Italian and Spanish suppliers to establish a presence and generate demand for its products in Europe. The Company has developed a sales presence in several European countries, opened its first Company-operated store in Europe, located in Milan, Italy, in 1994, and has an arrangement for corner stores within Printemps, a large department store chain throughout France.

     The network of Company-operated stores in Mexico was sold in fiscal 1991 to a company located in Mexico which management believed was better positioned to expand distribution in the Mexican market. This sale included an ongoing royalty and licensing agreement.

     The division also includes licensees and distributors in India, Japan, Qatar, the Philippines, and the United Arab Emirates.

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


DRESS                 DRESS CASUAL          CASUAL                OTHER
-----                 ------------          ------                -----
Florsheim             Florsheim             Florsheim             John Deere**
Florsheim Comfortech  Florsheim Comfortech  Florsheim Comfortech  Florsheim Frogs
Florsheim Imperial    @ease                 @ease
FLS                   FLS
Joseph Abboud*        Joseph Abboud*

*    This is the registered trademark of Joseph Abboud
**   This is the registered trademark of John Deere

     Florsheim: Florsheim is the signature of quality and value. This is the foundation of Florsheim heritage - dress and casual styles a person can wear with confidence. Tradition woven with fashion - the intrinsic marriage of style, quality and value. Retail price points for this line range from $80 to $120.

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

     Joseph Abboud Footwear: Complete line of high-end fashion footwear designed and manufactured to the specifications of men's fashion designer Joseph Abboud. Abboud fashions are available only at high-end retail outlets and appeal to the needs and desires of an upscale clientele. Retail price points range from $150 to $300.

     FLS: To maintain the equity position of the Florsheim name but still offer quality product at entry price-points, this new line of value priced product has been developed. FLS offers quality product at $50 to $70.

     John Deere: A complete line of authentic work boots designed specifically to the needs of industrial, agricultural and other blue collar workers. The line is marketed under the John Deere name through a licensing agreement with one of the world's best known industrial/agricultural equipment manufacturers. The boots are specifically designed to be the most comfortable and durable
product in the market.   Retail price points range from $110 to $175.

     Florsheim Golf: Florsheim has entered the golf shoe arena with product designed to be technologically superior. This is achieved by combining the Florsheim Comfortech advantages into a well-built, waterproof, leather shoe to create Florsheim Frogs and FrogLites. Florsheim also offers high-end styles in sturdy leather soled golf shoes. Retail price points range from $70 to $100.

     @ease: Out of the strategy to appeal to a younger consumer in the wardrobe building phase of his life, Florsheim has developed a line of young contemporary, dress casual and casual styles. Retail price points range from $70 to $100.

     During 1997, Florsheim entered into its first non-footwear licensing agreement with an ongoing royalty stream.


SOURCING AND MANUFACTURING; TRADE REGULATIONS

     Florsheim's sourcing strategy is to manufacture products where they can be produced most efficiently while still meeting management's quality and service specifications. Toward this goal, Florsheim shoes are manufactured both domestically and overseas. The Company owns a manufacturing plant in Cape Girardeau, Missouri as well as a warehouse distribution center in Jefferson City, Missouri. Based on 1997 results, the production at Cape Girardeau, is approximately 18% of the total worldwide production. Approximately 85% of its total production involved finishing imported uppers. The remaining 15% is the complete manufacturing process from cut through pack. Florsheim has consolidated its domestic manufacturing in recent years to improve production capabilities and concentrate on products which can be produced domestically more cost efficiently. By using a mix of domestic and overseas production, Florsheim is able to benefit from lower costs for certain labor-intensive operations while maintaining a limited manufacturing base close to its end-market. During 1997, approximately 80% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 80% of Florsheim's non-domestic products are manufactured in India, where Florsheim is the minority partner (26% ownership) in a joint venture arrangement with a local operator. Under this arrangement, the venture manufactures exclusively for Florsheim and without minimum quantity restrictions for the production output. Also under this arrangement, the Company is actively involved in training and production techniques, and management believes that production quality is comparable to what could otherwise be produced using domestic production facilities. The remainder of the Company's non-domestic products are sourced from a variety of suppliers in a number of other countries, including Spain, Italy, Dominican Republic, China, and Mexico.

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


INFORMATION TECHNOLOGY

     The Company maintains information systems to process information from its Company-operated retail stores and to track its inventories. At the retail stores, electronic point of sale cash registers capture sales transactions and transmit daily activity each night to a central computer system in Chicago. An automated reordering system is used to track retail store inventories and automatically generate warehouse orders to keep the stores supplied with model stock inventories. The Express Shops, interactive video kiosks, are utilized at many of the Sears stores to view an electronic catalog and accept customers' orders for items that are not in stock at the store.

     For the U.S. wholesale division, a forecasting and material requirements planning system is utilized to order and track finished shoes, leather, and components. A perpetual inventory system is used to track finished shoes on order and at the warehouse and to provide customer service information regarding delivery dates. Electronic Data Interchange (EDI) is used with a number of large customers to process orders, invoices, and payments.

     During 1997, the Company reviewed its information systems in order to assess how to improve the systems based on new technology. New systems, primarily based on enterprise resource planning systems, will begin being implemented in 1998. The new systems implementation is intended to address most problems associated with the Year 2000 issue. A team comprised of management and systems personnel has been developed to address all other Year 2000 issues.


COMPETITION

     Florsheim competes with a number of domestic marketers of men's dress, dress casual and casual footwear, including Rockport, Cole Haan, Johnston & Murphy, Dexter, Bostonian and Bass, with respect to fashion, quality and price. In addition to direct competition with the dress, dress casual and casual footwear product markets, Florsheim indirectly competes against manufacturers and retailers of athletic footwear. Florsheim's retail stores also compete with a variety of retailers, including regional specialty retailers, department stores, national retailers and mass merchandisers, with respect to men's dress, dress casual and casual footwear. The additions of John Deere work boots, Joseph Abboud footwear and Florsheim Golf Shoes increase the number and types of marketers with which the Company competes. Florsheim also experiences significant competition from imports.


SEASONALITY OF BUSINESS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality of Business."

BACKLOG

     At January 3, 1998, the Company's U.S. wholesale operations had a backlog of customer orders amounting to approximately $8.2 million, compared to approximately $14.5 million, at December 28, 1996, a decrease of 43.1%. The decrease was primarily due to changes in ordering habits of the North American dealers. The majority of incoming orders are for "at once" shipments; therefore, the backlog is not necessarily indicative of a corresponding change in annual sales.

EMPLOYEES

     As of January 3, 1998, Florsheim had 2,226 employees in the United States and overseas. Approximately 20% of Florsheim's work force is represented by unions. Management believes Florsheim has maintained satisfactory overall relations with its unionized and non-unionized workforce.


INTELLECTUAL PROPERTY

     The major trademarks and trade names under which Florsheim's men's footwear are sold are: Florsheim, Florsheim Comfortech, Florsheim Imperial, Florsheim Comfortech Maintenance Free, Florsheim Frogs, FLS and @ease. Other footwear is sold through licensing agreements as: Joseph Abboud footwear and John Deere boots. The Company considers Florsheim and the names and marks traditionally used with it to be material to its business. The Company also owns several patents which relate to footwear construction and are material to the operations of the business and expire over the next 12 years.


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


RISK FACTORS

Impact of General Economic Conditions on Footwear Industry and the Company's
     Operations

     Florsheim and the footwear industry in general are dependent on the economic environments, both domestic and foreign, and levels of consumer spending which affect not only the ultimate consumer, but also retailers, Florsheim's primary direct customers. As a result, Florsheim's results may be adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. There can be no assurance that any prolonged economic downturn would not have a material adverse effect on Florsheim.

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

Reliance on Foreign Production

     During 1997, approximately 80% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States, with approximately 80% of such non-domestic product manufactured in India, where Florsheim is a participant in a joint venture arrangement with a local operation. The remainder of such non-domestic product sourced from a variety of suppliers in a number of other countries, including Portugal, Spain, Italy, Dominican Republic, China and Mexico. The Company's operations are subject to the customary risks of doing business abroad, including currency fluctuations, labor unrest, political instability, restrictions on transfer of funds, import and export duties and trade barriers (including quotas) and U.S. customs and tariffs. In addition, trade regulations and potential U.S. government sanctions could be imposed against some of the countries from which the Company sources product and result in restrictions on imports from such countries. To date, these factors have not had an adverse impact on the Company's operations.

Control of Florsheim

     Apollo Investment Fund, L.P. ("Apollo") and its affiliate Lion Advisors, L.P., on behalf of an investment account under management ("Lion"; Apollo and Lion together being referred to herein as the "Apollo Stockholders"), together beneficially own approximately 66.7% of the outstanding shares of Florsheim Common Stock. By reason of their ownership of shares of Florsheim Common Stock, the Apollo Stockholders have the power effectively to control or influence control of the Company, including in elections of the Board of Directors and other matters submitted to a vote of the Company's stockholders, including extraordinary corporate transactions such as mergers. The Apollo Stockholders may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of Apollo and Lion.

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

     The owned properties listed above are encumbered by a first priority lien and mortgage pursuant to the Credit Agreement, dated May 9, 1997, among the Company and certain of its subsidiaries, certain financial institutions and Bankers Trust Company, as Agent.

       On March 20, 1997, the Company completed the sale of its former headquarters located in Chicago, Illinois.

     The Company's properties listed above are generally well maintained, suitable for present operations and adequate for current production requirements. Productive capacity and extent of utilization of Florsheim's manufacturing facilities are difficult to quantify with certainty because maximum capacity and utilization in a facility varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, Florsheim estimates that overall its production facilities were effectively utilized during fiscal 1997 at moderate to high levels of productive capacity and believes that its facilities in combination with other facilities available through the Company's sourcing network have the capacity, if necessary, to expand production to meet anticipated product requirements.


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

       As of March 6, 1998, there were approximately 1,700 holders of record of Common Stock.

     Shares of the Company's Common Stock trade on The NASDAQ Stock Market under the symbol: FLSC. The reported high and low sale prices for Florsheim's Common Stock on The NASDAQ Stock Market for each quarterly period within the two most recent fiscal years are included in Note 17 to the consolidated financial statements of the Company included under Item 8 of this Report.

     The Company did not pay dividends on its Common Stock during the fiscal years ended December 28, 1996 and January 3, 1998.

     A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 7 to the consolidated financial statements of the Company included under Item 8 of this Report.

Item 6.  Selected Consolidated Financial and Operating Data

(Dollars in thousands, except per share data)

The following financial data should be read in conjunction with the consolidated financial statements and notes thereto included.


===================================================================================================================================

                                                                                       Fiscal year ended (1)(2)
                                                                    -----------  ------------ ------------ ------------ -----------
                                                                    Jan 1, 1994  Dec 31, 1994 Dec 30, 1995 Dec 28, 1996 Jan 3, 1998
===================================================================================================================================
SUMMARY OF OPERATING RESULTS:
Net sales:
  U.S. wholesale (3)                                                  $ 88,556     $ 91,089     $ 78,882     $ 72,467    $ 82,413
  U.S. retail                                                          132,163      130,960      122,588      118,507     120,022
  International
   (including exports from the U.S.) (3)                                42,715       43,851       45,178       46,938      50,621
===================================================================================================================================
  Subtotal                                                             263,434      265,900      246,648      237,912     253,056
  Hy-Test (4)                                                           36,191       36,101       38,659        6,943         -
===================================================================================================================================
  Total net sales                                                      299,625      302,001      285,307      244,855     253,056
===================================================================================================================================
Gross profit                                                           140,892      134,898      124,376      116,773     120,857
Selling, general, and administrative expenses                          110,974      114,766      117,456      105,365     108,636
Non-recurring selling, general, and administrative expenses (5)            -            -            -            -        (4,133)
===================================================================================================================================
Earnings from operations                                                29,918       20,132        6,920       11,408      16,354
Other income (expense), net                                                 63         (194)          67        1,366        (391)
Interest expense                                                        10,350       10,408       13,274        9,989       9,130
===================================================================================================================================
Earnings (loss) before income taxes and extraordinary item              19,631        9,530       (6,287)       2,785       6,833
Income tax expense (benefit)                                             7,351        3,048       (1,441)         821       3,226
===================================================================================================================================
Earnings (loss) before extraordinary item                               12,280        6,482       (4,846)       1,964       3,607
Extraordinary item (less income tax benefit of $2,813)(6)                  -            -            -            -        (5,042)
===================================================================================================================================
Net earnings (loss)                                                   $ 12,280     $  6,482     $ (4,846)    $  1,964    $ (1,435)
===================================================================================================================================
Basic Earnings (loss) per share (7):
  Earnings (loss) before extraordinary item                           $    -       $    -       $  (0.58)    $   0.24    $   0.43
  Net Earnings (loss)                                                 $    -       $    -       $  (0.58)    $   0.24    $  (0.17)
===================================================================================================================================
Diluted Earnings (loss) per share (7):
  Earnings (loss) before extraordinary item                           $    -       $    -       $  (0.58)    $   0.23    $   0.42
  Net Earnings (loss)                                                 $    -       $    -       $  (0.58)    $   0.23    $  (0.17)
===================================================================================================================================
OTHER INFORMATION:
Ratio of earnings to fixed charges (8)                                    2.15x        1.54x         -           1.16x       1.16x
Pro forma ratio of earnings to fixed charges (9)                          1.54x        1.07x         -            -           -
EBITDA (10)                                                           $ 33,138     $ 23,974     $ 11,459     $ 16,283    $ 17,646
Pro Forma EBITDA (9)(10)                                                29,465       20,538          -            -           -
Depreciation and amortization                                            3,220        3,842        4,539        4,875       5,425
Capital expenditures                                                     8,142        9,498        5,479        9,424       9,922
BALANCE SHEET DATA AT PERIOD END:
Working capital                                                        152,035      141,300      111,922       95,116      94,167
Property, plant, and equipment, net                                     17,817       21,687       21,742       24,974      27,245
Total assets                                                           221,404      215,270      186,321      185,238     183,646
Long-term debt, less current maturities                                104,287      105,533       80,126       69,450      76,912
Stockholder's investment                                                65,587          -            -            -           -
Shareholders' equity                                                       -         60,148       55,068       57,655      54,482
===================================================================================================================================

NUMBER OF RETAIL STORES: (11)
  U.S. specialty                                                           248          233          220          205         201
  U.S. outlet                                                               58           78           90           93          99
  International                                                             51           57           53           53          54
===================================================================================================================================
  Total stores                                                             357          368          363          351         354
===================================================================================================================================


                                                                  (Continued)

(1) Florsheim's fiscal year end is the Saturday closest to December 31. Therefore, the results of operations will periodically include a 53 week fiscal year. Fiscal 1993, 1994, 1995, and 1996 each represented a 52 week fiscal year. Fiscal 1997 represented a 53 week fiscal year.

(2) As of November 17, 1994, Florsheim became an independent public company. Prior to that date, Florsheim operated as a division and/or subsidiary of Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (see Note 1 to consolidated financial statements).

(3) For periods prior to December 28, 1996, certain sales were reclassified as export sales.

(4) Represents sales of the Company's Hy-Test safety shoe business, which was sold in March, 1996.

(5) Represents gain and costs associated with the sale of 130 S. Canal, which was sold in March, 1997.

(6) Represents an extraordinary loss associated with the tender premium and expenses related to the repurchase of Senior Notes and the execution of the new revolving credit facility, which took place in May, 1997.

(7) Earnings (loss) per share data are presented for the full years that the Company operated during the period as an independent public company.

(8) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (loss) before income taxes and non-recurring expenses, plus fixed charges. Fixed charges consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expenses that is representative of the interest factor. For the twelve months ended December 30, 1995, earnings were inadequate to cover fixed charges by $6,300.

(9) Calculated on a pro forma basis to reflect the distribution. See note 1 to consolidated financial statements.

(10) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, other income and expense, and
     non-recurring items.   See the Company's consolidated statements of cash
     flows in the Company's consolidated financial statements contained elsewhere in this report. EBITDA is presented solely as supplemental disclosure; EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. EBITDA is not intended to provide a measure of profitability and is being presented solely for informational purposes as one of several measures of financial performance.

(11) Figures include only Company-operated stores at period end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

The following commentary should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of this report.

OVERVIEW

Florsheim Group Inc. (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.
Florsheim distributes its products to more than 6,000 specialty and department store locations worldwide and through 354 Company-operated specialty stores and outlet stores as of January 3, 1998.

Effective November 17, 1994, Florsheim became an independent public company when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED ("INTERCO"), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a $75,000 secured credit facility (old credit facility). Florsheim used the proceeds from the Senior Notes and $25,000 borrowed under the credit facility to pay financing expenses and repay its share of the outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for an all cash sale price settled at approximately $23,200. Annual net sales of the sold business were $38,659 for the twelve months ended December 30, 1995 and $6,943 for the period through the March 22, 1996 sale date.

On March 20, 1997, the Company completed the sale of the corporate headquarters building located in downtown Chicago, Illinois for an all cash sale price of approximately $8,050. Net cash proceeds were approximately $6,000 before income taxes. The pretax gain on sale of $4,300 and other costs related to the sale are included in non-recurring selling, general, and administrative expenses.

On May 9, 1997, the Company completed a cash tender offer and consent solicitation relating to the Senior Notes. Approximately $51,000 aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding Senior Notes. The Company also executed a new $110,000, five-year secured revolving credit facility (credit facility) that replaces the $75,000 old credit facility described above.

RESULTS OF OPERATIONS

The Company's fiscal year end is the Saturday closest to December 31. Throughout this analysis, fiscal 1995 refers to the twelve-month period ended December 30, 1995, fiscal 1996 refers to the twelve-month period ended December 28, 1996, and fiscal 1997 refers to the twelve-month period ended January 3, 1998.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.


====================================================================================================================================
                                                                              Twelve months ended
                                                 ===================================================================================
(Dollars in thousands)                           December 30, 1995           December 28, 1996           January  3, 1998
====================================================================================================================================
                                                    Amount       %               Amount       %           Amount       %
====================================================================================================================================
Net sales:
          U.S. Wholesale(1)                      $ 78,882       27.6  %      $ 72,467       29.6  %      $ 82,413      32.6  %
          U.S. Retail                             122,588       43.0          118,507       48.4          120,022      47.4
          International (including
          exports from U.S.) (1)                   45,178       15.8           46,938       19.2           50,621      20.0
====================================================================================================================================
          Subtotal                                246,648       86.5          237,912       97.2          253,056     100.0
          HyTest (2)                               38,659       13.5            6,943        2.8                -       0.0
====================================================================================================================================
          Total net sales                        $285,307      100.0  %      $244,855      100.0  %      $253,056     100.0  %
====================================================================================================================================
Percent change in same store
          sales (3)                                             (6.3) %                     (0.3) %                     3.1  %
EBITDA (4)                                       $ 11,459        4.0  %      $ 16,283        6.7  %      $ 17,646       7.2  %
====================================================================================================================================

(1) For periods prior to December 28, 1996, certain sales were reclassified as export sales.

(2)  The Hy-Test safety shoe business was sold on March 22, 1996.

(3) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior year.

(4) Earnings before interest expense, income taxes, depreciation and amortization, other income (expense), net, and non-recurring items. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to earnings from operations as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.



====================================================================================================================================
                                                                                                     Twelve months ended
                                                                                           =========================================
                                                                                           Dec. 30,        Dec. 28,        Jan. 3,
Operations data (as a percent of net sales)                                                  1995            1996           1998
====================================================================================================================================
Net sales                                                                                    100.0  %        100.0  %       100.0  %
Gross profit                                                                                  43.6            47.7           47.8
Selling, general, and administrative expenses, excluding
      non-recurring selling, general and administrative expenses                              41.2            43.0           42.9
Earnings from operations, excluding non-recurring selling,
      general and administrative expenses                                                      2.4             4.7            4.8
Interest expense                                                                               4.7             4.1            3.6
Net earnings (loss)                                                                           (1.7)            0.8           (0.6)
====================================================================================================================================

                                      16

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales for fiscal 1997 were $253,056, an increase of $8,201, or 3.3%, as
compared to fiscal 1996.   Excluding sales in Fiscal 1996 of $6,943 related to
Hy-Test, which was sold in March 1996, net sales increased $15,144, or 6.4%. U.S. wholesale net sales increased $9,946, or 13.7%, due to gains from increased unit volume combined with an increase in average selling price per unit attributable primarily to the new product introductions. U.S. retail net sales increased $1,515, or 1.3%, as a result of same store sales increase of 3.1% at U.S. specialty stores offset by the net effect of stores opened and closed. International sales increased $3,683 or 7.8%, with the increase due to expanded wholesale distribution and improved sales at Company-operated stores partially offset by the exchange rate fluctuations.

Gross profit margin for fiscal 1997 was 47.8% of net sales, as compared to 47.7% of net sales for fiscal 1996. The gross profit margin remained essentially unchanged due to the benefit of costs reductions and sourcing efficiencies that were partially offset by a promotional retail environment and a mix shift to a higher percentage of wholesale sales.

Selling, general, and administrative expenses, excluding the non-recurring item discussed below for fiscal 1997 were $108,636, an increase of $3,271, or 3.1%, from fiscal 1996. Selling, general, and administrative expenses for fiscal 1997 were 42.9% of net sales, a decrease from 43.0% of net sales for fiscal 1996. Increased expenses related to the launch and rollout of the Company's new products (Florsheim Golf Shoes, John Deere work shoes, and Joseph Abboud shoes) and other business development opportunities were partially offset by expense reduction programs and expenses related to Hy-Test. A gain of $4,133 in non-recurring selling, general, and administrative expenses for fiscal 1997 related to the sale of the corporate headquarters building located in downtown Chicago was recorded in fiscal 1997.

Earnings from operations for fiscal 1997, excluding the non-recurring selling, general, and administrative expenses in 1997 were $12,221, an increase of $813, or 7.1%, from fiscal 1996, and EBITDA for fiscal 1997 was $17,646, an increase of $1,363, or 8.4% from fiscal 1996. Earnings from operations for fiscal 1997 were 4.8% of net sales, as compared to 4.7% of net sales for fiscal 1996, and EBITDA for fiscal 1997 was 7.0% of net sales, as compared to 6.7% of net sales for fiscal 1996. EBITDA is presented as a supplemental disclosure; EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. Earnings from operations and EBITDA in fiscal 1997 are improved from fiscal 1996 primarily due to sales volume increases and slight margin improvements, partially offset by expenses related to the launch and rollout of new products.

Interest expense for fiscal 1997 was $9,130 as compared to fiscal 1996 amount of $9,989. This decrease is due to the lower average cost of outstanding debt as a result of the repurchase of the Senior Notes from borrowings under the Company's new credit facility.

An extraordinary loss associated with the tender premium and expenses related to the purchase of the Senior Notes and the execution of the new revolving credit facility was $5,042, net of tax, for fiscal 1997.

The earnings per share (EPS) before extraordinary item for fiscal 1997 were $0.42 per share, an improvement from an earnings per share of $0.23 in fiscal 1996. Included in the fiscal 1997 amount was the non-recurring gain of $2,600 generated by the sale of the Company's former corporate headquarters building. The EPS for fiscal 1997 without the non-recurring gain would have been $0.20. The fiscal 1996 amount includes a gain of $1,200, net of tax, from the sale of the Hy-Test safety shoe business, which was sold by the company in late March 1996. The EPS for fiscal 1996 without the effect of the Hy-Test gain or operation would have been $0.13.

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales for fiscal 1996 were $244,855, a decrease of $40,452, or 14.2%, as compared to fiscal 1995. Of the decrease, $31,716, or 11.1% is attributed to the Hy-Test division, which was sold on March 22, 1996. U.S. wholesale net sales decreased $6,415, or 8.1%, due to decreases in unit volume reflecting
difficult market conditions and product availability.   U.S. retail net sales
decreased $4,081, or 3.3%, as additional sales from stores opened during or after fiscal 1995 were more than offset by store closings, a net store reduction during fiscal 1996 of twelve stores, and fiscal 1996 same store sales decreases at U.S. specialty stores of 0.3%. International sales increased $1,760, or 3.9%, with the increase due to increased sales at Company-operated stores and expanded wholesale distribution.

Gross profit margin for fiscal 1996 was 47.7% of net sales, as compared to 43.6% of net sales for fiscal 1995. The increase was due to a mix change (reflecting the sale of Hy-Test) to a higher percentage of retail sales and cost decreases due to the Company's expense reduction programs and was partially offset by increased price promotion activity.

Selling, general, and administrative expenses for fiscal 1996 were $105,365, a decrease of $12,091, or 10.3%, from fiscal 1995. Selling, general, and administrative expenses for fiscal 1996 were 43.0% of net sales, an increase from 41.2% of net sales for fiscal 1995 due to lower sales volume and a mix change reflecting the sale of Hy-Test. Expense decreases due to the Company's expense reduction programs were partially offset by increased selling costs and spending on sales growth opportunities.

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


ACCOUNTING POLICIES ADOPTIONS

The Company adopted the provisions of SFAS No. 128, Earnings Per Share (EPS), which is effective for annual periods ending after December 15, 1997. All prior period EPS data presented has been restated to conform with SFAS No. 128. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity.

The provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997, were adopted by the Company. Statement 131 replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as the basis for identifying reportable segments.


LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

Working capital at December 28, 1996 was $95,116 compared to $94,167 at January 3, 1998, a decrease of $949. The decreases in accounts payable, accrued interest expense, and other accrued expenses and an increase in inventory due to decreased sales in the U.S. Specialty Shops and a slow down in dealer orders offsets the reduction in cash. Cash interest payments totaled $9,328 during fiscal 1996 and $10,366 during fiscal 1997, and cash income tax payments were $693 during fiscal 1996 and $1,000 during fiscal 1997.

  CAPITAL EXPENDITURES

During fiscal 1996 and fiscal 1997, capital expenditures totaled $9,424 and $9,922, respectively. Approximately 60% of these expenditures in 1996 were used to prepare the leased property in downtown Chicago for the occupancy as the new corporate headquarters; during 1997, approximately 62% of the capital expenditures were used to open or remodel retail specialty stores or outlet stores.

     FINANCING ARRANGEMENTS

On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to its Senior Notes. Approximately $51,000 aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding Senior Notes. Approximately $18,400 of Senior Notes remain outstanding. The Company also executed a new $110,000, five-year secured revolving credit facility that replaced the $75,000 old credit facility described in "Overview." Borrowings under the new credit facility were used to finance the tender offer for the Senior Notes. At January 3, 1998, outstanding borrowings under the credit facility totaled $4,500 which were classified as short term and $58,500 which were classified as long term. Further credit facility borrowings will be made from time to time to finance future liquidity requirements, including the month-to-month working capital requirements. The revolving credit facility provides for borrowings of up to $110,000 and other extensions of credit based on a debt-to-EBITDA ratio and other covenants. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1.25 % or at an adjusted LIBOR rate plus a factor, currently 2.25 % depending on the type of loan the Company executes and various covenant ratios.


YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Florsheim has initiated a worldwide program to prepare the Company's information systems and applications for the Year 2000 issue, as well as a review of all material aspects of the business that could be affected thereby. In addition, the Company is investing in technology to significantly improve its management information systems. The project implementation was initiated in the fourth quarter of 1997 and is expected to be completed early in 1999 at a cost of approximately $10,000. As of January 3, 1998, the total spent on these programs was approximately $1,500.


SEASONALITY OF BUSINESS

In total, the Company's net sales are primarily not seasonal; however earnings from operations and EBITDA tend to be higher in the fourth quarter due to the proportionately higher retail sales which include both a wholesale and a retail margin.


FOREIGN CURRENCY

The Company's export sales are denominated in United States dollars, and its international sales other than export sales are denominated in the local currency of each jurisdiction in which Florsheim's foreign operations are located. The majority of purchases by the Company from foreign sources are denominated in United States dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice, based on a review of market conditions, to hedge its risks, where appropriate, through the purchase of forward exchange contracts to cover firm purchase orders. Any gains or losses from such transactions are reported in income and have not been material to the Company's operating results. During fiscal 1997, Southeast Asian currencies were devalued relative to the U.S. dollar. The impact was not material to the results in fiscal 1997.

INFLATION

The Company does not believe that inflation has had a material impact on sales or operating results during the periods covered in this discussion.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not  applicable.


Item 8. Financial Data and Supplementary Data

The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

FLORSHEIM GROUP INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

December 28, 1996 and January 3, 1998

=======================================================================================================================
                                                                                          December 28,       January 3,
                ASSETS                                                                        1996              1998
=======================================================================================================================
Current assets:
   Cash and cash equivalents                                                                $ 21,691         $  7,195
   Receivables, less allowances of $1,705 at December 28, 1996
     and $1,084 at January 3, 1998                                                            26,431           26,594
   Inventories                                                                                73,824           80,989
   Deferred tax assets, net                                                                    4,552            3,541
   Prepaid expenses and other current assets                                                   4,221            4,254
=======================================================================================================================
Total current assets                                                                         130,719          122,573

Property, plant and equipment
   Buildings and improvements                                                                 22,539           24,859
   Machinery and equipment                                                                    19,381           23,558
=======================================================================================================================
                                                                                              41,920           48,417
   Less: accumulated depreciation                                                            (16,946)         (21,172)
=======================================================================================================================
Net property, plant and equipment                                                             24,974           27,245
Deferred tax assets, net                                                                      11,475           12,976
Other assets                                                                                  18,070           20,852
=======================================================================================================================
                                                                                            $185,238         $183,646
=======================================================================================================================
                LIABILITIES AND SHAREHOLDERS' EQUITY
=======================================================================================================================
Current liabilities:
   Accounts payable                                                                         $ 17,900         $ 10,398
   Accrued employee compensation                                                               4,160            3,471
   Accrued interest expense                                                                    2,858            1,075
   Other accrued expenses                                                                     10,207            8,219
   Income taxes payable                                                                          478              743
   Revolving facility - short term                                                               -              4,500
=======================================================================================================================
Total current liabilities                                                                     35,603           28,406
Long-term debt                                                                                69,450           18,412
Deferred postretirement benefits other than pensions                                          20,614           20,124
Revolving facility - long term                                                                   -             58,500
Other long-term liabilities                                                                    1,916            3,722
=======================================================================================================================
                                                                                             127,583          129,164
Shareholders' equity:
   Preferred stock, without par value, 2,000,000 shares authorized and no
     shares issued and outstanding                                                               -                -
   Common stock, 20,000,000 shares authorized, without par value, $1.00 stated
     value, 8,346,051 shares issued and outstanding at December 28, 1996
     and 8,412,901 shares issued and outstanding at January 3, 1998                            8,346            8,413
   Paid-in capital                                                                            50,295           50,483
   Accumulated translation adjustment                                                            372           (1,621)
   Accumulated deficit                                                                        (1,358)          (2,793)
=======================================================================================================================
Total shareholders' equity                                                                    57,655           54,482
=======================================================================================================================
                                                                                            $185,238         $183,646
=======================================================================================================================

See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

Fiscal years ended December  30, 1995, December 28, 1996 and January 3, 1998

=================================================================================================================================
                                                                                Fiscal year        Fiscal year        Fiscal year
                                                                                   ended               ended              ended
                                                                                December 30,        December 28,       January 3,
                                                                                    1995                1996              1998
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                      $  285,307         $   244,855        $  253,056
Cost of sales                                                                     160,931             128,082           132,199
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      124,376             116,773           120,857
Selling, general, and administrative expenses                                     117,456             105,365           108,636
Non-recurring selling, general, and administrative expenses                           -                   -              (4,133)
---------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                            6,920              11,408            16,354
Interest expense, net                                                              13,274               9,989             9,130
Other income (expense), net                                                            67               1,366              (391)
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and extraordinary item                         (6,287)              2,785             6,833
Income tax expense (benefit)                                                       (1,441)                821             3,226
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                                          (4,846)              1,964             3,607
Extraordinary item (less income tax benefit of $2,813)                                -                   -              (5,042)
---------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                            $   (4,846)        $     1,964        $   (1,435)
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Earnings (Loss) before extraordinary item                                   $    (0.58)        $      0.24        $     0.43
   Net Earnings (Loss)                                                         $    (0.58)        $      0.24        $    (0.17)
---------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
   Earnings (Loss) before extraordinary item                                   $    (0.58)        $      0.23        $     0.42
   Net Earnings (Loss)                                                         $    (0.58)        $      0.23        $    (0.17)
---------------------------------------------------------------------------------------------------------------------------------
Basic weighted average number of shares outstanding                             8,346,051           8,346,051         8,361,351
Diluted weighted average number of shares outstanding                           8,401,462           8,379,287         8,567,430
=================================================================================================================================

   See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

Fiscal years ended December 30, 1995, December 28, 1996, and January 3, 1998

=====================================================================================================================

                                                                        Fiscal year      Fiscal year      Fiscal year
                                                                           ended           ended             ended
                                                                        December 30,    December 28,      January 3,
                                                                            1995            1996             1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                                                  $  (4,846)      $   1,964        $  (1,435)
   Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities
    (excluding assets/liabilities related to the sale
    of assets of Hy-Test):
      Loss (gain) on disposal of assets                                        55          (2,112)          (4,682)
      Depreciation and amortization                                         4,539           4,875            5,425
      Deferred taxes                                                       (2,622)            144             (490)
      Extraordinary loss                                                      -               -              5,042
      Noncash interest and other expense                                      914             885              547
      Decrease (increase) in receivables                                    3,880            (284)            (163)
      Decrease (increase) in inventories                                   27,357             348           (7,165)
      Decrease (increase) in prepaid expenses and other assets                289            (308)          (4,481)
      Increase (decrease) in accounts payable, accrued interest
          expense and other accrued expenses                                1,177           8,072          (11,962)
      Increase (decrease) in income taxes payable                            (671)             (8)             265
      Increase (decrease) in other long-term
          liabilities                                                         938            (355)           1,316
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        31,010          13,221          (17,783)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of assets of Hy-Test in 3/96, 130 S. Canal
    in 3/97, net of transaction costs                                         -            23,025            6,277
   Proceeds from the disposal of assets                                       159             390               12
   Additions to property, plant and equipment                              (5,479)         (9,424)          (9,922)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                        (5,320)         13,991           (3,633)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in notes and loans payable                          94             (94)             -
   Net borrowings under revolving credit facility                             -               -             63,000
   Repurchase of 12-3/4% Senior Notes, including
    tender premium and refinancing costs, net of tax                      (15,550)            -            (56,080)
   Net reduction in bank credit facility                                   (9,857)        (10,676)             -
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       (25,313)        (10,770)           6,920
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          377          16,442          (14,496)
Cash and cash equivalents at beginning of period                            4,872           5,249           21,691
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $   5,249       $  21,691        $   7,195
---------------------------------------------------------------------------------------------------------------------
Supplemental disclosure:
   Cash payments for income taxes, net                                  $   1,635       $     693        $   1,000

   Cash payments for interest                                           $  10,820       $   9,328        $  10,366
=====================================================================================================================

See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.

Consolidated Statements of Shareholders' Equity

(Dollars and number of shares in thousands)

Fiscal years ended December 30, 1995, December 28, 1996, and January 3, 1998

===============================================================================================================
                                      Common stock                                    Retained
                                  -------------------       Paid      Accumulated     earnings/        Share-
                                  Number of                  in       translation    (accumulated     holders'
                                   shares      Amount      capital     adjustment      deficit)        equity
---------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 1994                8,346     $ 8,346     $50,295      $    (17)       $  1,524       $ 60,148

Net loss                              -           -           -             -            (4,846)        (4,846)

Foreign currency
   translations                       -           -           -            (234)            -             (234)

---------------------------------------------------------------------------------------------------------------
Balance at
   December 30, 1995                8,346       8,346      50,295          (251)         (3,322)        55,068

Net earnings                          -           -           -             -             1,964          1,964

Foreign currency
   translations                       -           -           -             623             -              623

---------------------------------------------------------------------------------------------------------------
Balance at
   December 28, 1996                8,346       8,346      50,295           372          (1,358)        57,655

Net loss                              -           -           -             -            (1,435)        (1,435)

Foreign currency
   translations                       -           -           -          (1,993)            -           (1,993)

Exercise of
   stock options                       67          67         188           -               -              255
---------------------------------------------------------------------------------------------------------------
Balance at
   January 3, 1998                  8,413     $ 8,413     $50,483      $ (1,621)       $ (2,793)      $ 54,482
===============================================================================================================


   See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

DECEMBER 28, 1996 AND JANUARY 3, 1998
================================================================================

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


     SALE OF ASSETS OF HY-TEST SAFETY SHOE DIVISION

  On March 22, 1996, the Company completed the sale of the assets of its Hy-Test safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for an all cash sale price settled at approximately $23,200. A portion of this cash was used to reduce to zero the $17,600 of outstanding borrowings under the Company's old credit facility as of the sale date. Net sales of the sold business were $38,659 for the twelve months ended December 30, 1995 and $6,943 for the twelve months ended December 28, 1996. The net gain on sale of $1,850 is included in other income (expense), net in the results for the twelve months ended December 28, 1996.


     SALE OF ASSETS OF CORPORATE HEADQUARTERS BUILDING

  On March 20, 1997, the Company completed the sale of the corporate headquarters building located in downtown Chicago, Illinois, for an all cash sale price of approximately $8,050. Net cash proceeds were approximately $6,000 before income taxes. The pretax gain on sale of $4,300 and other costs related to the sale are included in non-recurring selling, general, and administrative expenses.
                                                                  (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================

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

     PRINCIPLES OF CONSOLIDATION

  The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany
  transactions and balances have been eliminated.   The results of Hy-Test are
  included through the sale date, March 22, 1996.


     FRESH START REPORTING

  As of August 2, 1992, in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), INTERCO and its domestic subsidiaries were required to adopt "fresh start" reporting. The ongoing impact of the adoption of "fresh start" reporting is reflected in Florsheim's financial statements for the fiscal years ended December 30, 1995, December 28, 1996, and January 3, 1998.


     FISCAL YEAR

  Florsheim's fiscal year end is the Saturday closest to December 31. Therefore, the results of operations will periodically include a 53 week fiscal year. Fiscal 1995 and 1996 each represented a 52 week fiscal year. Fiscal 1997 represented a 53 week fiscal year. For purposes of these financial statements, fiscal 1995 refers to the 12 month period ended December 30, 1995, fiscal 1996 refers to the 12 month period ended December 28, 1996, and fiscal 1997 refers to the twelve month period ended January 3, 1998.


     CASH AND CASH EQUIVALENTS

  Cash and cash equivalents represent cash and short term, liquid investments with an original maturity of three months or less.


                                                                   (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================

     INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.


     PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized while normal repairs and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations. For financial reporting purposes, Florsheim utilizes both accelerated and straight-line methods of computing depreciation and amortization. Such expense is computed based on the estimated useful lives of the respective assets, which generally range from 34 to 50 years for buildings, 2 to 18 years for leasehold improvements, 10 years for machinery and equipment, 2 to 18 years for furniture and fixtures, and 3 to 5 years for computer equipment and software.


     TRADEMARKS

   Trademarks are recorded at fair value and are amortized on a straight-line basis over a forty year period.


     ADVERTISING

   All advertising costs are expensed as incurred.


     INCOME TAX EXPENSE

   As of the Distribution date, Florsheim and INTERCO entered into a formal tax agreement to provide for the payment of taxes, and the entitlement to tax refunds, for periods ended on and prior to the November 17, 1994 Distribution date, and to provide for various related matters. The tax agreement generally provides that any Federal and state tax, interest, or penalty attributable to Florsheim for periods ending on or prior to the date of the Distribution will be indemnified by INTERCO, subject to any tax liabilities which have been transferred to Florsheim.

   The tax agreement also provides that INTERCO will pay Florsheim a portion of the tax benefits received by INTERCO from any tax operating losses generated by Florsheim (which Florsheim elects to carryback) for periods after the Distribution that are eligible for carryback to periods when Florsheim was owned by INTERCO. Florsheim has not elected any carrybacks to date.

   Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. Deferred tax assets

                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================


   and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.



       STOCK OPTION PLANS

   Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 31, 1995, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Florsheim complies with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits other than Pensions (SFAS No. 106). SFAS No. 106, which was adopted by the Company as of August 2, 1992, requires the cost of these benefits to be recognized in the financial statements over an employee's service period with the company.


       FOREIGN CURRENCY TRANSLATION

   The accounts of the foreign subsidiaries have been translated from their functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of shareholders' equity subsequent to the Distribution and as a part of stockholder's investment prior to the Distribution.


       EARNINGS PER SHARE

   The Company adopted the provisions of SFAS No. 128, Earnings Per Share
   (EPS), which is effective for annual periods ending after December 15, 1997. All prior period EPS data presented has been restated to conform with SFAS No. 128. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity.







                                                                     (continued)
                                      28

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


================================================================================
       AMORTIZATION OF PREPAID EXPENSES

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


       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

   The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement resulted in a $500 and $400 write-down of assets, for fiscal 1996 and fiscal 1997, respectively, which is included in selling, general and administrative expenses on the income statement.


(3)  INVENTORIES

   Inventories are categorized as follows:



================================================================================
                                  December 28,    January 3,
                                       1996           1998
================================================================================
               Retail merchandise    $   44,474  $   40,531
               Finished products         19,588      30,028
               Work-in-process            1,363         997
               Raw materials              8,399       9,433
================================================================================
                                     $   73,824  $   80,989
================================================================================



                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================


(4)  LONG-LIVED ASSETS

  Management determined that the assets of the U.S. and Canada Retail divisions might have been impaired because of operating losses sustained by these divisions over the last two years. Accordingly, management estimated the undiscounted future cash flows to be generated by the U.S. and Canada Retail divisions, which was less than the carrying amount of the divisions' long-lived assets. Management then estimated the fair value of those assets using discounted future cash flows as a measure of fair value. As stated above, this resulted in a $500 write-down of the assets in fiscal 1996 and a $400 write-down of the assets in fiscal 1997 which are included in selling, general and administrative expenses on the income statement.


(5)  LONG-TERM DEBT

  Long-term debt consisted of the following:



================================================================================
                                            December 28,  January 3,
                                                1996         1998
================================================================================
           12-3/4% Senior Notes due 2002         $69,450    $18,412
           Credit facility                             -     58,500
================================================================================
                                                 $69,450    $76,912
================================================================================

             12-3/4% SENIOR NOTES DUE 2002


  The Senior Notes are senior unsecured obligations of Florsheim. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by all existing domestic subsidiaries of Florsheim and may be guaranteed by future domestic subsidiaries.

  Interest on the Senior Notes is payable semiannually on March 1 and September
  1. The Senior Notes mature on September 1, 2002 and will not be redeemable, in whole or part, prior to September 1, 1998. On or after September 1, 1998, the Senior Notes are redeemable, at Florsheim's option, in whole or in part, at various prices plus accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, Florsheim is required to offer to repurchase all of the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the purchase date.

  Financing fees of $2,550 related to the Senior Notes have been capitalized and are being amortized over an eight year period to the maturity of the Senior Notes. When Senior Notes were purchased and retired in fiscal 1995 and fiscal 1997, the capitalized financing fees were adjusted proportionately to the remaining outstanding balance of the Senior Notes. See note 1 for description of fiscal 1997 tender offer.

       CREDIT FACILITY

  The Company maintains the credit facility, which matures on May 9, 2002. The common stock of Florsheim's principal subsidiaries and substantially all of Florsheim's cash, working capital, and property, plant and equipment have been pledged as security for the credit facility. At January 3, 1998, the outstanding borrowings under the credit facility were $63,000, of which $4,500 were classified as short term and $58,500 were classified as long term. Further credit facility borrowings will be made from time to time to finance future liquidity

                                                                (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================


   requirements, including the month-to-month working capital requirements.
   The credit facility provides for borrowings of up to $110,000 and other extensions of credit and contains financial and other covenants, including covenants requiring minimum EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other non-cash items, and non-recurring items not related to operations), a minimum EBITDA to interest expense ratio, and a maximum debt to EBITDA ratio. On December 16, 1997, compliance with the financial covenants for the period ending January 3, 1998 was waived by the lenders. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1.25%, or at an adjusted LIBOR rate plus a factor, currently 2.25%, depending on the type of loan the Company executes and various covenant ratios.

   The credit facility allows for issuance of letters of credit, foreign currency hedging obligations, and cash borrowing. The credit facility is secured by a first priority lienon and security interest in substantially all property of the Company. Under the provisions for letters of credit, a fee of 1.25% per annum in the case of commercial (trade) letters of credit and 1.75% per annum in the case of stand-by letters of credit is assessed
   for the account of the lenders ratably.   A further fee of one-half of one
   percent is assessed on stand-by letters of credit representing a facing fee. A customary administrative charge for issuance of letters of credit is also payable to the relevant issuing banks. Letters of credit fees are payable monthly in arrears. At January 3, 1998, there were $7,739 in letters of credit outstanding.

   The facility fee of $1,810 has been capitalized and is being amortized over a five year period to May 9, 2002.

   The Company's Australian subsidiary utilizes a credit facility for working capital borrowings issuance of letters of credit. The outstanding letters of credit at January 3, 1998 were $101. This facility is subject to annual review and secured by a debenture mortgage over the company's inventory to a limit of approximately $1,400. As of December 28, 1996 and January 3, 1998, Florsheim Australia's borrowing was zero.


(6)  PREFERRED STOCK

   The Company's restated certificate of incorporation includes authorization to issue up to 2.0 million shares of no par value, preferred stock. As of December 28, 1996, and January 3, 1998, no preferred stock had been issued.

(7)  COMMON STOCK

   The Company's restated certificate of incorporation includes authorization to issue up to 20 million shares of common stock. As of December 30, 1995, and December 28, 1996, 8,346,051 shares of common stock had been issued and were outstanding. As of January 3, 1998, 8,412,901 shares of common stock had been issued and were outstanding.

   The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferential rights that may be applicable to any preferred stock (none of which had been issued as of January 3, 1998), holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. However, it is not presently anticipated that dividends will be paid on common stock in the foreseeable future and the Company's credit facility restricts the payment of dividends. All of the outstanding shares of common stock are fully paid and nonassessable.

                                                               (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================


(8)  STOCK OPTION PLANS

       THE FLORSHEIM SHOE COMPANY 1994 STOCK OPTION PLAN

   In 1994, prior to the Distribution, the Company adopted The Florsheim Shoe Company 1994 Stock Option Plan (the "Option Plan") pursuant to which the Executive Compensation and Stock Option Committee (the "Compensation Committee") of the Board may grant stock options to officers and key employees. The Option Plan was amended and approved by the stockholders during the Company's annual 1996 Stockholder Meeting.

   The Option Plan authorizes grants of options to purchase up to 800,000 shares of common stock. Stock options may be granted with an exercise price below the stock's fair market value at the grant date. All outstanding stock options have ten year terms and vest and become fully exercisable after five to six years from the date of grant.

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Option Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant. Had compensation cost for the company's Option Plan been determined based on the fair value at the grant date for awards in 1995, 1996, and 1997 consistent with the provisions of SFAS No. 123, the resulting reduction in the company's net income and earnings per share for the years ended December 30, 1995 December 28, 1996, and January 3, 1998 would not have been significant.

   At January 3, 1998, options to purchase 555,750 shares of common stock were outstanding and 54,900 shares were exercisable. The per share weighted-average fair value of stock options granted during 1997, 213,000 shares, was $4.80 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of five years. At December 28, 1996, options to purchase 471,000 shares of common stock were outstanding and options to purchase 52,250 shares were exercisable. The per share weighted-average fair value of stock options granted during 1996, 272,000 shares, was $2.13 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 6.1%, stock volatility rate of 50.0%, expected turnover rate of 25.0% and an expected life of five years.

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

   The Campbell Plan authorizes grants of options to purchase up to a total of 250,000 shares of common stock. The Campbell Plan consists of three separate grants of non-qualified stock options as follows: (i) options to purchase 83,333 shares of Common Stock with an option price per share of
   $5.00;  (ii)   options to purchase 83,333 shares of Common Stock with an
   option price per share of $7.50; (iii) option to purchase 83,334 shares of Common Stock with an option price per share of $10.00. All stock options have ten year terms, vest, and 20% become fully exercisable on the first five anniversaries of the date of grant.


                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


================================================================================

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Campbell Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant. Had compensation cost for the Company's Campbell Plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No.123, the resulting reduction in the company's net income and earnings per share for the year ended December 30, 1995 would not have been significant.

   At January 3, 1998, options to purchase 250,000 shares of common stock were outstanding and 100,000 shares exercisable. At December 28, 1996, options to purchase 250,000 shares of common stock were outstanding and 50,000
   shares were exercisable.   No options were granted during 1997 or 1996 under
   the Campbell Plan.


       THE FLORSHEIM GROUP INC. CONSULTANTS STOCK OPTION PLAN

   In 1997, the Company adopted its third stock option plan, The Florsheim Group Inc. Consultants Stock Option Plan (the "Consultants Plan") to encourage and provide opportunities for ownership of Florsheim Common Stock by those certain outside consultants and advisors (including endorsers) of the Company.

   The Consultants Plan authorizes grants of options to purchase up to 100,000 shares of common stock.

   At January 3, 1998, options to purchase 30,000 shares of common stock were outstanding, and to date, none are exercisable. The per share weighted-average fair value of stock options granted during 1997, 30,000 shares, was $4.84 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of five years.



                                                                 (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements



================================================================================



Stock option activity during the following periods indicated as follows:

================================================================================


================================================================================
                                   Number of   Weighted-Average
                                    Shares       Exercise Price
================================================================================



    Balance at December 31, 1994    454,500          $3.63

       Granted
       Exercised                    -----            -----
       Forfeited                    (19,000)         $3.76
       Expired                      -----            -----



================================================================================
    Balance at December 30, 1995    435,500          $3.62

       Granted                      552,000          $6.13
       Exercised                    -----            -----
       Forfeited                    (266,500)        $3.78
       Expired                      -----            -----

================================================================================

    Balance at December 28, 1996    721,000          $5.49

       Granted                      245,000          $7.93
       Exercised                    (73,650)         $3.92
       Forfeited                    (56,600)         $4.84
       Expired                      -----            -----


================================================================================
    Balance at January 3, 1998      835,750          $6.38
================================================================================

                                                                 (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements



================================================================================


 The following tables summarize information about fixed price stock options outstanding and exercisable at January 3, 1998:


================================================================================
                              OPTIONS OUTSTANDING
                              -------------------



================================================================================
    Range of       Number               Weighted-                Weighted-
    Exercise    Outstanding at      Average Remaining         Average Exercise
     Prices     January 3, 1998  Contractual Life (in years)       Price

================================================================================

 $3.01-$4.00       115,000                  4.7                   $3.23

 $4.01-$5.00       287,833                  8.1                   $5.00

 $5.01-$6.00        68,250                  7.5                   $5.75

 $6.01-$8.00       201,333                  8.7                   $7.40

 $8.01-$10.00      143,334                  8.5                   $9.32

 $14.01-$16.00      20,000                  9.6                   $14.88
================================================================================


    TOTAL          835,750                 7.8                    $6.37
================================================================================



                              OPTIONS EXERCISABLE
                              -------------------


             Range of      Number           Weighted-
             Exercise    Exercisable at  Average Exercise
               Prices   January 3, 1998       Price

================================================================================

          $3.01-$4.00      10,000             $3.23

          $4.01-$5.00      62,733             $5.00

          $5.01-$6.00      15,500             $5.76

          $6.01-$8.00      33,333             $7.50

          $8.01-$10.00     33,334             $10.00

================================================================================
                 TOTAL    154,900              $6.58

                                                           (Continued)

FLORSHEIM GROUP INC.
Notes to Consolidated Financial Statements
(Dollars in thousands)


==================================================================================================
(9)       INCOME TAXES
          Income tax expense (benefit) was comprised of
          the following:
==================================================================================================
                                               Fiscal year        Fiscal year        Fiscal year
                                                  ended              ended              ended
                                               December 30,       December 28,       January 3,
                                                   1995               1996              1998
==================================================================================================
          Current:
          Federal                                   $     -             $ (659)            $ (40)
          State and local                               163                111                23
          Foreign                                     1,018              1,225               920
==================================================================================================
                                                      1,181                677               903
          Deferred                                   (2,622)               144              (490)
==================================================================================================
                                                    $(1,441)            $  821             $ 413
==================================================================================================


          The following table reconciles the differences between the Federal corporate statutory rate and Florsheim's effective income tax rate:


=================================================================================================
                                          Fiscal year        Fiscal year        Fiscal year
                                             ended              ended              ended
                                          December 30,       December 28,       January 3,
                                              1995               1996              1998
=================================================================================================
Federal corporate statutory rate             35.0  %            35.0  %          35.0  %
 State and local income taxes,
    net of Federal tax benefit               (1.7)               2.6             (1.5)

Foreign taxes, including foreign
    currency translation effects             (3.6)             (11.8)            21.5

Adjustments-
    foreign tax credit and foreign           (5.3)               3.0           (111.1)
    dividend income
Other                                        (1.5)               0.7             15.6
============================================================================================
Effective income tax rate                    22.9  %            29.5  %         (40.5)  %
============================================================================================

  The operating result for fiscal 1995 is a loss before tax. For this reason, 1995 shows a net tax benefit rather than a tax charge. This is in contrast to fiscal 1996 which shows a profit before tax and a tax charge and fiscal 1997 which shows a loss before tax and a tax charge.


                                                              (Continued)

FLORSHEIM GROUP INC.
Notes to Consolidated Financial Statements
(Dollars in thousands)


================================================================================

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:
================================================================================


                                                       December 30,  December 28,  January 3,
                                                           1995          1996         1998
=============================================================================================
          Deferred tax assets:
            Fair value adjustments                     $  4,355      $  3,798     $  3,354
            Employee postretirement
            benefits other than pensions                  7,739         7,617        7,446
            Expense accruals                              2,529         2,881        2,518
            Rent abatement                                  -             -            674
            Intangibles                                     -             102          326
            Valuation reserves                            2,976           425          244
            Depreciation                                    873         1,319        1,733
            Inventory costs capitalized                     553           869          772
            NOL carry forwards                            3,273         4,179        3,069
            Foreign tax credit                              259         1,648        3,848
==========================================================================================
          Total gross deferred tax assets                22,557        22,838      23,984
==========================================================================================
          Deferred tax liabilities:
            Employee pension plans                       (6,340)       (6,811)     (7,467)
            Other                                           (46)          -           -
=========================================================================================
          Total deferred tax liabilities                 (6,386)       (6,811)     (7,467)
==========================================================================================
          Net deferred tax assets                      $ 16,171      $ 16,027     $16,517
==========================================================================================

  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes sufficient taxable income will be generated to realize the benefits of the deferred tax assets. At January 3, 1998, the Company had net operating loss carryforwards for federal income tax purposes through 2012, and foreign tax credit carryforwards through 2002.

(10) EMPLOYEE BENEFITS

  Florsheim sponsors or contributes to retirement plans covering substantially all employees. The total cost (benefit) of all plans for fiscal 1995, 1996, and 1997 (excluding "fresh start" adjustment) were $1,432, $(222), and $(1,348) respectively.

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

                                                                   (continued)

FLORSHEIM GROUP INC.
Notes to Consolidated Financial Statements
(Dollars in thousands)


===============================================================================
It is Florsheim's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA.  Funding decisions made in fiscal 1996 and 1997 contributed towards the deferred or prepaid pension cost.
The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts.  The table below summarizes the funded status of Florsheim-sponsored defined benefit plans.

========================================================================================================
                                                                             December 28,  January 3,
                                                                                 1996         1998
========================================================================================================
     Actuarial present value of benefit obligations:
       Vested benefit obligation                                               $71,090      $  72,594
========================================================================================================
       Accumulated benefit obligation                                           73,201         73,415
========================================================================================================
       Projected benefit obligation                                             79,621         78,154
     Plan assets at fair value                                                  98,761        108,161
========================================================================================================
     Plan assets in excess of projected benefit obligation                      19,140         30,007
     Unrecognized net (gain) loss                                               (4,698)       (13,434)
     Unrecognized prior service cost                                             5,239          4,861
     Additional minimum liability                                                 (220)          (185)
     Fresh start adjustment                                                    (10,475)        (9,803)
========================================================================================================
     Net prepaid pension assets (included in other assets)                      $8,986        $11,446
========================================================================================================

     Net periodic pension expense for fiscal 1995, 1996 and 1997 include the following components:

========================================================================================================

                                                                 Fiscal year   Fiscal year   Fiscal year
                                                                    ended         ended         ended
                                                                 December 30,  December 28,  January 3,
                                                                     1995          1996         1998

     Service cost-benefits earned
        during the period                                        $    1,131       $  1,305     $    887
     Interest cost on the projected benefit                           5,948          5,793        5,617
     Actual return on plan assets                                   (19,234)       (10,491)     (15,683)
     Net amortization and deferral                                   12,830          2,672        7,487
     Fresh start amortization                                          (672)          (672)        (672)
========================================================================================================
     Net periodic pension expense                                $        3       $ (1,393)    $ (2,364)
========================================================================================================

                                                                 (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================


   Employees are covered primarily by noncontributory plans, funded by Florsheim contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits generally are based upon service, pay, or both, with employees generally becoming vested upon completion of five years of service. The expected long-term rate of return on plan assets was 9.0%, 9.0%, and 9.0% in fiscal 1995, 1996, and 1997 respectively. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 7.25% , 7.75%, and 7.25% and a long-term rate of compensation increase of 4.5%, 4.5%, and 4.0% for fiscal 1995, 1996, and 1997 respectively.


       OTHER RETIREMENT PLANS AND BENEFITS

   In addition to the Company-sponsored defined benefit plans, Florsheim makes contributions to various defined contribution, union-negotiated and foreign plans. The cost of these plans is included in the total cost for all plans reflected above.

   Florsheim also participated in an employee savings plan during fiscal years 1995 through 1997. Florsheim's cost for this plan for fiscal 1995, 1996, and 1997 was $209, $164, and $143 respectively.

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

                                                                   (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================
   The following table sets forth the consolidated financial status of postretirement benefits other than pensions:
================================================================================

================================================================================================
                                                                  December 28,      January 3,
                                                                     1996             1998
------------------------------------------------------------------------------------------------
   Accumulated postretirement benefit obligation:
       Retirees                                                    $  10,563        $  11,236
       Fully eligible active plan                                      2,660            1,678
       participants
       Other active plan participants                                  3,018            2,593
------------------------------------------------------------------------------------------------
   Total                                                              16,241           15,507
   Plan assets at fair value                                           3,926            3,957
------------------------------------------------------------------------------------------------
   Accumulated postretirement benefit obligation in
       excess of plan assets                                          12,315           11,550
   Unrecognized net gain                                               8,366            8,746
   Unrecognized prior service gain                                     1,083              978
------------------------------------------------------------------------------------------------
   Accrued postretirement benefit obligation                       $  21,764        $  21,274
================================================================================================

   As of December 28, 1996 and January 3, 1998, the Company has recorded $1,150 of the accrued postretirement benefit expense in accrued expenses as shown in note 15.

   Net periodic postretirement benefit expense include the following components:

================================================================================================
                                                     Fiscal year    Fiscal year     Fiscal year
                                                        ended          ended           ended
                                                     December 30,  December 28,     January 3,
                                                         1995          1996            1998
------------------------------------------------------------------------------------------------
   Service cost-benefits earned
                     during the period                  $ 267          $ 342            $ 211
   Interest cost on the postretirement benefit          1,336          1,176            1,105
   obligation
   Estimated return on plan assets                       (305)          (309)            (300)
   Net amortization and deferral                         (438)          (424)            (538)
------------------------------------------------------------------------------------------------
   Net periodic postretirement benefit expense          $ 860          $ 785            $ 478
================================================================================================

  For measurement purposes, annual rates of increase in the expense of health care benefits of 11.0% , 10.0%, and 9.0% were assumed for fiscal 1995 , 1996 and 1997 respectively. The rates are assumed to decrease gradually to 6.0% in fiscal 2000 and remain at those levels thereafter. The health care expense trend rate assumption has an effect on amounts reported. For example, increasing the health care expense trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 3, 1998 by approximately $615 and the net periodic expense by $79 for the year.

                                                                (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================

   The weighted average discount rate used in determining the accumulated postretirement obligation was 7.25%, 7.75%, and 7.25% for fiscal 1995 , 1996 and 1997 respectively. The expected long-term rate of return on plan assets was 8.0% for fiscal 1997.


(11) LEASE COMMITMENTS

   Substantially all of Florsheim's retail outlets and certain other real properties and equipment are operated under lease agreements expiring at various dates through the year 2016. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Certain of the leases provide for renewal for various periods at stipulated rates. Rental expenses under operating leases were as follows:


================================================================================

                                     Fiscal year   Fiscal year   Fiscal year
                                       ended         ended         ended
                                     December 30,  December 28,  January 3,
                                        1995          1996         1998
================================================================================
        Basic rentals                $15,611       $15,852      $16,604
        Contingent rentals             6,790         6,469        6,540

================================================================================

                                      22,401        22,321       23,144
        Less: sublease rentals            63            24            0

================================================================================
                                     $22,338       $22,297      $23,144
================================================================================



   Amount of minimum future annual rental commitments under non-cancellable operating leases in each of the five fiscal years 1998 through 2002 are $16,461, $14,638, $12,855, $11,391 and $10,175 and in aggregate for all lease agreements, $71,049 through the end of the lease terms. At January 3, 1998, INTERCO guaranteed future base operating lease payments on behalf of Florsheim of approximately $16 million, exclusive of related operating expenses.



                                                                 (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================


(12) FAIR  VALUE OF FINANCIAL INSTRUMENTS

       LONG-TERM DEBT

    The fair values of the following long-term debt are based on closing market prices at year end for the Senior Notes and on the outstanding balance for the credit facility.


=================================================================================================
                                     December 28, 1996                      January 3, 1998
                                     -----------------                      ---------------
                                  Carrying       Estimated             Carrying      Estimated
                                  amount         fair value             amount       fair value
-------------------------------------------------------------------------------------------------
12-3/4% Senior Notes due 2002     $69,450         $75,180              $  18,412       $19,885
Credit facility                       -               -                $  58,500       $58,500

=================================================================================================



(13) TRANSACTIONS WITH AFFILIATES

    At the effective date of the Distribution, a consulting agreement was established with Apollo Advisors, L.P., an affiliate of Florsheim's controlling shareholders. Charges totaled $400 per year for fiscal years 1995, 1996, and 1997.


(14) LITIGATION

    Florsheim is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of Florsheim from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of Florsheim.




                                                                 (continued)
                                      42

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



(15) OTHER FINANCIAL DATA

  Items charged to earnings during fiscal 1995, 1996 and 1997 include the following:


===============================================================================
                                Fiscal year     Fiscal year       Fiscal year
                                 ended             ended             ended
                               December 30,     December 28,       January 3,
                                   1995             1996              1998
-------------------------------------------------------------------------------

  Advertising and promotion    $    7,659        $    6,293        $   6,412
  Repairs and maintenance           1,718             1,472            2,270
===============================================================================


  Items included in other accrued expenses include:

===============================================================================
                                                    December 28,     January 3,
                                                       1996            1998
-------------------------------------------------------------------------------
    Taxes - general                                 $   1,189        $    244
    Postretirement benefits                             1,150           1,150
      other than pensions
    Group insurance                                     1,706           1,229
    Legal/other contingencies                           2,626           2,203
    Miscellaneous                                       3,536           3,393
-------------------------------------------------------------------------------
    Total other accrued expenses                    $  10,207        $  8,219
===============================================================================

Items included in other assets are as follows:


===============================================================================
                                                  December 28,      January 3,
                                                      1996             1998
-------------------------------------------------------------------------------
    Prepaid pension                                 $  10,244        $ 12,785
    Investment in unconsolidated subsidiaries           4,024           4,271
    Trademarks                                          1,820           1,768
    Unamortized debt                                    1,347           1,519
    Other                                                 635             509
-------------------------------------------------------------------------------
    Total other assets                              $  18,070        $ 20,852
===============================================================================

                                                                    (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================

(16) BUSINESS SEGMENT INFORMATION

  Florsheim operates in one industry segment - the design, sourcing and marketing of quality footwear. Florsheim's products are marketed in the United States and internationally with no one customer or foreign geographical region accounting for 10% or more of consolidated sales. Florsheim operates subsidiaries in Australia, Canada, Europe and the Pacific Rim. Information about Florsheim's operations in the United States and internationally are presented in the table below:


===============================================================================================
                                                    Fiscal year    Fiscal year    Fiscal year
                                                       ended          ended          ended
                                                    December 30,   December 28,    January 3,
                                                        1995           1996           1998
-----------------------------------------------------------------------------------------------
Sales to unrelated entities:
  United States (includes exports)                     $243,329       $201,829       $207,241
  Other                                                  41,978         43,026         45,815
-----------------------------------------------------------------------------------------------
                                                       $285,307       $244,855       $253,056
===============================================================================================
Operating income:
  United States                                        $  5,906       $  8,782       $  9,081
  Other                                                   1,014          2,626          3,140
-----------------------------------------------------------------------------------------------
                                                       $  6,920        $11,408       $ 12,221
===============================================================================================


===============================================================================================
                                                    December 30,   December 28,    January 3,
                                                        1995           1996           1998
-----------------------------------------------------------------------------------------------
Total assets:
  United States                                        $163,660       $159,799       $160,141
  Other                                                  22,661         25,439         23,505
-----------------------------------------------------------------------------------------------
                                                       $186,321       $185,238       $183,646
===============================================================================================


                                                                  (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)


=================================================================================================================================
(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of unaudited quarterly information:
=================================================================================================================================
                                                               First              Second                Third            Fourth
                                                              quarter             quarter              quarter          quarter
=================================================================================================================================
     Fiscal year ended December 28, 1996:
       Net sales                                       $        61,927    $         58,958    $          60,107    $      63,863
       Gross profit                                             27,884              27,899               28,142           32,848
       Earnings from operations                        $         1,001    $          1,894    $           2,492    $       6,021
       Earnings (loss) before extraordinary item       $          (160)   $           (284)   $              92    $       2,316
       Net earnings (loss)                             $          (160)   $           (284)   $              92    $       2,316
       Common stock price
         range (high-low)                              $     5 - 3 1/2    $  5 1/4 - 3 7/8    $       5 - 4 1/4    $   6 - 4 1/4
       Common stock price
         at quarter end                                $         4 1/2    $              5    $           4 3/8    $       5 5/8
       Basic Earnings per share:
         Earnings (loss) before extraordinary item     $         (0.02)   $          (0.03)   $            0.01    $        0.28
         Net earnings (loss)                           $         (0.02)   $          (0.03)   $            0.01    $        0.28
       Weighted average number of
       common shares outstanding                             8,346,051           8,346,051            8,346,051        8,346,051
       Diluted Earnings per share:
         Earnings (loss) before extraordinary item     $         (0.02)   $          (0.03)   $            0.01    $        0.28
         Net earnings (loss)                           $         (0.02)   $          (0.03)   $            0.01    $        0.28
       Weighted average number of
       common shares outstanding                             8,391,359           8,401,896            8,390,211        8,382,594
=================================================================================================================================
     Fiscal year ended January 3, 1998:
       Net sales                                       $        59,183    $         64,215    $          60,177    $      69,481
       Gross profit                                             29,740              30,310               28,236           32,571
       Earnings from operations                        $         7,918    $          2,870    $           1,921    $       3,645
       Earnings (loss) before extraordinary item       $         3,465    $            424    $            (211)   $         (71)
       Net earnings (loss)                             $         3,465    $         (4,618)   $            (211)   $         (71)
       Common stock price
         range (high-low)                              $ 8 1/2 - 5 5/8    $ 13 3/8 - 7 3/4    $ 17 3/4 - 9 7/16    $  12 1/2 - 6
       Common stock price
         at quarter end                                $         8 1/2    $         12 3/4    $          12 1/8    $      6 7/16
       Basic Earnings per share:
         Earnings (loss) before extraordinary item     $          0.42    $           0.05    $           (0.03)   $       (0.01)
         Net earnings (loss)                           $          0.42    $          (0.55)   $           (0.03)   $       (0.01)
       Weighted average number of
       common shares outstanding                             8,346,051           8,346,051            8,361,784        8,391,518
       Diluted Earnings per share:
         Earnings (loss) before extraordinary item     $          0.41    $           0.05    $           (0.02)   $       (0.01)
         Net earnings (loss)                           $          0.41    $          (0.54)   $           (0.02)   $       (0.01)
       Weighted average number of
       common shares outstanding                             8,481,540           8,556,992            8,668,686        8,569,616
=================================================================================================================================


                                                                     (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

================================================================================

(18) PRO FORMA FINANCIAL DATA - HY-TEST (UNAUDITED)

The following pro forma financial data reflects the sale of the assets of Hy-Test as if the sale had occurred as of January 1, 1995 for pro forma statement of operations purposes and as of December 30, 1995 for pro forma balance sheet purposes. The pro forma data excludes the net sales and direct costs of the Hy-Test division and the Hy-Test operating profit contribution to central overhead costs. Management believes that the assumptions used provide a reasonable basis on which to present the pro forma condensed financial data. The pro forma data are presented for informational purposes only and are not necessarily indicative of the results that would have been achieved had the transaction actually been consummated as of such dates. The selling, general, and administrative expense for fiscal 1997 excludes the non-recurring gain of $4,133 related to the sale of the corporate headquarters building located in downtown Chicago.


===========================================================================================================
                                                                   Twelve months ended
                                                ===========================================================
                                                  Pro forma (Unaudited)             Pro forma (Unaudited)
                                                =========================         =========================
                                                       December 28,                        January 3,
                                                           1996                              1998
===========================================================================================================
                                                  Amount            %                Amount           %
===========================================================================================================
Net sales                                       $  237,912         100%            $  253,056        100%
Gross profit                                       115,173         48.4               120,857        47.8
Selling, general, and
  administrative expenses                          103,265         43.4               108,636        42.9

Earnings from operations                            11,908          5.0                12,221         4.8
Net earnings (loss)                                  1,099          0.5                 1,719         0.7
Basic Earnings per share:
  Net earnings                                  $     0.13                         $     0.21
Diluted Earnings per share:
  Net earnings                                  $     0.13                         $     0.20
EBITDA                                              16,783          7.1                17,646         7.0
===========================================================================================================



                                                               (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================

(19) YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Florsheim has initiated a worldwide program to prepare the Company's information systems and applications for the Year 2000 issue, as well as a review of all material aspects of the business that could be affected thereby. In addition, the Company is investing in technology to significantly improve its management information systems. The project implementation was initiated in the fourth quarter of 1997 and is expected to be completed early in 1999. As of January 3, 1998, the total spent on these programs was approximately $1,500.


(20) SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     In connection with the Distribution, Florsheim issued The Senior Notes, of which $18,412 are outstanding, and the Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

     The following condensed consolidating information presents:

(1) Condensed consolidating financial statements as of December 28, 1996 and January 3, 1998 and for the fiscal years ended December 30, 1995, December 28, 1996, and January 3, 1998 of (a) Florsheim, theparent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

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





                                                                  (continued)

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)



===============================================================================================================================

                                               CONDENSED CONSOLIDATING BALANCE SHEET

                                                         DECEMBER 28, 1996

===============================================================================================================================

                                                                  Guarantor      Nonguarantor
                                                 Parent         subsidiaries     subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
   Assets:
     Current assets:
       Cash and cash
         equivalents                           $  18,427          $    397        $  2,867         $     -           $  21,691
       Receivables                                22,724               135           5,692            (2,120)           26,431
       Inventories                                41,086            20,216          12,522               -              73,824
       Prepaid expenses and
         other current assets                      6,522               820           1,431               -               8,773
-------------------------------------------------------------------------------------------------------------------------------
     Total current assets                         88,759            21,568          22,512            (2,120)          130,719
     Net property, plant and
       equipment                                  18,182             3,953           2,839               -              24,974
     Other assets                                 29,068             1,369             514            (1,406)           29,545
     Investments in subsidiaries                  44,110               -               -             (44,110)              -
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                                $ 180,119          $ 26,890        $ 25,865         $ (47,636)        $ 185,238
===============================================================================================================================
   Liabilities and Shareholders' Equity:
     Current liabilities:
       Accounts payable                        $  15,916          $    377        $  3,727         $  (2,120)        $  17,900
       Accrued expenses
         and other current
         liabilities                              14,568               548           2,587               -              17,703
-------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                    30,484               925           6,314            (2,120)           35,603

     Long-term debt, less
       current maturities                         69,450               -               -                 -              69,450
     Deferred postretirement
       benefits                                   20,614               -               -                 -              20,614
     Other long-term liabilities                   1,916               -             1,406            (1,406)            1,916
     Shareholders' equity                         57,655            25,965          18,145           (44,110)           57,655
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                      $ 180,119          $ 26,890        $ 25,865         $ (47,636)        $ 185,238
===============================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


================================================================================================================================

                                               CONDENSED CONSOLIDATING BALANCE SHEET

                                                          JANUARY 3, 1998

================================================================================================================================

                                                                   Guarantor      Nonguarantor
                                                   Parent        subsidiaries     subsidiaries      Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------
   Assets:
     Current assets:
       Cash and cash
         equivalents                            $   4,389          $    374         $  2,432         $     -          $   7,195
       Receivables                                 23,554               104            5,635            (2,699)          26,594
       Inventories                                 48,949            20,415           11,625               -             80,989
       Prepaid expenses and
         other current assets                       5,773               940            1,082               -              7,795
--------------------------------------------------------------------------------------------------------------------------------
     Total current assets                          82,665            21,833           20,774            (2,699)         122,573
     Net property, plant and
       equipment                                   19,917             4,724            2,604               -             27,245
     Other assets                                  35,797              (933)             419            (1,455)          33,828
     Investments in subsidiaries                   40,027               -                -             (40,027)             -
--------------------------------------------------------------------------------------------------------------------------------
   Total assets                                 $ 178,406          $ 25,624         $ 23,797         $ (44,181)       $ 183,646
================================================================================================================================
   Liabilities and Shareholders' Equity:
     Current liabilities:
       Revolving credit facility,
         short-term                             $   4,500          $    -           $    -           $     -          $   4,500
       Accounts payable                             8,295               418            4,384            (2,699)          10,398
       Accrued expenses
         and other current
         liabilities                               10,371               614            2,523               -             13,508
--------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                     23,166             1,032            6,907            (2,699)          28,406

     Long-term debt, less
       current maturities                          76,912               -                -                 -             76,912
     Deferred postretirement
       benefits                                    20,124               -                -                 -             20,124
     Other long-term liabilities                    3,722               -              1,455            (1,455)           3,722
     Shareholders' equity                          54,482            24,592           15,435           (40,027)          54,482
--------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                       $ 178,406          $ 25,624         $ 23,797         $ (44,181)       $ 183,646
================================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

================================================================================

               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

================================================================================

                                                        Guarantor    Nonguarantor
                                           Parent      subsidiaries  subsidiaries  Eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------
Net sales                                 $182,042       $86,607       $41,978      $(25,320)      $285,307
Cost of sales                              109,403        51,961        24,887       (25,320)       160,931
-------------------------------------------------------------------------------------------------------------
Gross profit                                72,639        34,646        17,091             -        124,376
Selling, general, and administrative
   expenses                                 70,772        30,607        16,077             -        117,456
-------------------------------------------------------------------------------------------------------------
Earnings from operations                     1,867         4,039         1,014             -          6,920
Interest expense                            13,273             1             -             -         13,274
Equity earnings of subsidiaries,
   net of tax                                2,730             -             -        (2,730)             -
Other income (expense), net                    385            30          (348)             -            67
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before income
   tax expense                              (8,291)        4,068           666        (2,730)        (6,287)
Income tax expense (benefit)                (3,445)        1,548           456             -         (1,441)
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                       $ (4,846)      $ 2,520       $   210      $ (2,730)      $ (4,846)
=============================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

===================================================================================================================================

                                         CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                            FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

===================================================================================================================================
                                                                      Guarantor      Nonguarantor
                                                        Parent      subsidiaries     subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
   Net sales                                          $172,683        $ 53,414         $ 43,026        $ (24,268)        $ 244,855
   Cost of sales                                        99,291          29,101           23,958          (24,268)          128,082
-----------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                         73,392          24,313           19,068              -             116,773
   Selling, general, and administrative
     expenses                                           65,532          23,391           16,442              -             105,365
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings from operations                              7,860             922            2,626              -              11,408
   Interest expense                                      9,989             -                -                -               9,989
   Equity earnings of subsidiaries,
     net of tax                                          2,614             -                -             (2,614)              -
   Other income (expense), net                           1,307             (29)              88              -               1,366
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings (loss) before income
     tax expense                                         1,792             893            2,714           (2,614)            2,785
   Income tax expense (benefit)                           (172)            371              622              -                 821
-----------------------------------------------------------------------------------------------------------------------------------
   Net earnings                                       $  1,964        $    522         $  2,092        $  (2,614)        $   1,964
===================================================================================================================================

                                             FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

===================================================================================================================================
                                                                      Guarantor      Nonguarantor
                                                        Parent      subsidiaries     subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
   Net sales                                          $185,504        $ 49,422         $ 45,812        $ (27,682)        $ 253,056
   Cost of sales                                       106,157          27,061           26,663          (27,682)          132,199
-----------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                         79,347          22,361           19,149              -             120,857
   Selling, general, and administrative
     expenses                                           68,935          23,679           16,022              -             108,636
   Non-recurring selling, general,
     and administrative expenses                        (4,133)            -                -                -              (4,133)
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings from operations                             14,545          (1,318)           3,127              -              16,354
   Interest expense                                      9,130             -                -                -               9,130
   Equity earnings of subsidiaries,
     net of tax                                          1,309             -                -             (1,309)              -
   Other income (expense), net                            (249)            -               (142)             -                (391)
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings (loss) before income
     taxes and extraordinary item                        6,475          (1,318)           2,985           (1,309)            6,833
   Income tax expense (benefit)                          2,868            (467)             825              -               3,226
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings before extraordinary item                    3,607            (851)           2,160           (1,309)            3,607
   Extraordinary item (less applicable
     income taxes of ($2,812)                           (5,042)                                                             (5,042)
-----------------------------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                $ (1,435)       $   (851)        $  2,160        $  (1,309)        $  (1,435)
===================================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


=================================================================================================================================

                                         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                            FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

=================================================================================================================================

                                                                   Guarantor      Nonguarantor
                                                    Parent        subsidiaries    subsidiaries      Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by
     operating activities                         $ 29,769          $  (368)         $ 1,360            $  249         $ 31,010
---------------------------------------------------------------------------------------------------------------------------------

   Cash flows from investing
     activities:
       Proceeds from the
         disposal of assets                            159              -                -                 -                159
       Additions to property,
         plant, and equipment                       (3,786)            (918)            (775)              -             (5,479)
---------------------------------------------------------------------------------------------------------------------------------

   Net cash used in investing
     activities:                                    (3,627)            (918)            (775)              -             (5,320)
---------------------------------------------------------------------------------------------------------------------------------

   Net cash from financing
     activities:
       Net capital contribution
         from (to) Parent                             (234)           1,356             (873)             (249)             -
       Net change in notes
         and loans payable                             -                -                 94               -                 94
       Repurchase of Senior Notes                  (15,550)             -                -                 -            (15,550)
       Net reduction in bank
         credit facility                            (9,857)             -                -                 -             (9,857)

---------------------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) financing
     activities:                                   (25,641)           1,356             (779)             (249)         (25,313)
---------------------------------------------------------------------------------------------------------------------------------

   Net increase (decrease) in cash
     and cash equivalents                              501               70             (194)              -                377
   Cash and cash equivalents
     at beginning of period                          2,157            1,061            1,654               -              4,872
---------------------------------------------------------------------------------------------------------------------------------

   Cash and cash equivalents at
     end of period                                $  2,658          $ 1,131          $ 1,460            $  -           $  5,249
=================================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


===============================================================================================================================

                                         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                            FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

===============================================================================================================================

                                                                  Guarantor      Nonguarantor
                                                   Parent       subsidiaries     subsidiaries     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
   operating activities:
   (excluding assets/liabilities related
   to the sale of assets of Hy-Test)             $  9,993         $  (116)          $ 7,143         $ (3,799)        $  13,221
-------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing
   activities:
    Proceeds from the sale of assets of
     Hy-Test, net of transaction costs             23,025             -                 -                -              23,025
    Proceeds from the
     disposal of assets                               390             -                 -                -                 390
    Additions to property,
     plant, and equipment                          (7,586)           (898)             (940)             -              (9,424)
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in )
   investing activities:                           15,829            (898)             (940)             -              13,991
-------------------------------------------------------------------------------------------------------------------------------
  Net cash from financing
   activities:
    Net capital contribution
     from (to) Parent                                 623             280            (4,702)           3,799               -
    Net change in notes
     and loans payable                                -               -                 (94)             -                 (94)
    Payment of long-term debt                     (10,676)            -                 -                -             (10,676)
-------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
   financing activities:                          (10,053)            280            (4,796)           3,799           (10,770)
-------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash
   and cash equivalents                            15,769            (734)            1,407              -              16,442
  Cash and cash equivalents
   at beginning of period                           2,658           1,131             1,460              -               5,249
-------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents
   at end of period                              $ 18,427         $   397           $ 2,867         $    -           $  21,691
===============================================================================================================================

FLORSHEIM GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)


===================================================================================================================================

                                         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                             FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

===================================================================================================================================

                                                                      Guarantor      Nonguarantor
                                                      Parent         subsidiaries    subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
   operating activities:                           $ (17,812)         $  2,384          $ 3,037         $ (5,392)       $ (17,783)
-----------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing
   activities:
    Proceeds from the sale of assets of
     130 S. Canal, net of transaction costs            6,277               -                -                -              6,277
    Proceeds from the
     disposal of assets                                   12               -                -                -                 12
    Additions to property,
     plant, and equipment                             (7,442)           (1,885)            (595)             -             (9,922)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in
   investing activities:                              (1,153)           (1,885)            (595)             -             (3,633)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash from financing
   activities:
    Net capital contribution
     from (to) Parent                                 (1,993)             (522)          (2,877)           5,392              -
    Net borrowings under revolving
     credit facility                                  63,000               -                -                -             63,000
    Repurchase of 12-3/4% Senior Notes,
     including tender premium and refinancing
     costs, net of tax                               (56,080)              -                -                -            (56,080)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
   financing activities:                               4,927              (522)          (2,877)           5,392            6,920
-----------------------------------------------------------------------------------------------------------------------------------
  Net decrease in cash
   and cash equivalents                              (14,038)              (23)            (435)             -            (14,496)
  Cash and cash equivalents
   at beginning of period                             18,427               397            2,867              -             21,691
-----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents
   at end of period                                $   4,389          $    374          $ 2,432         $    -          $   7,195
===================================================================================================================================



Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure.
     None

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

     The section entitled "Election of Directors-Nominees" and "Section 16(g) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on May 20, 1998 is incorporated herein by reference.

     The names, ages, and positions of the Executive Officers of the Company are:


NAME                    AGE    POSITION
----                    ---    --------
Charles J. Campbell     53     Chairman of the Board of Directors,
                               President and Chief Executive Officer

Richard J. Anglin       42     Vice President, Chief Financial Officer

Thomas W. Joseph        47     Vice President, President, International Division

L. David Sanguinetti    54     Executive Vice President, Chief Operating Officer and
                               President, Retail Division
Gregory J. Van Gasse    47     Senior Vice President, Marketing/Sales


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

     MR. ANGLIN was elected Vice President, Chief Financial Officer in December 1997. From August 1996 to November 1997, Mr. Anglin served as Vice President of Store Operations at Service Merchandise where he was responsible for the operations of 400 stores. From 1990 through July 1996, Mr. Anglin was Vice President of Operations and Chief Financial Officer for Mark Shale, a specialty retailer of men's and women's clothing. Mr. Anglin has also held various financial positions with Marshall Fields department stores and was a member of the tax department of Arthur Andersen & Company.

     MR. JOSEPH was elected Vice President, President, International Division in January 1996 and served as Vice President-Retail Shops Division (Florsheim Shoe Shops and Florsheim Thayer McNeil stores - 1991 to April 1996). Mr. Joseph was previously Vice President, Marketing of Florsheim Australia Limited (1988-1991) and Vice President, Florsheim Thayer McNeil Stores (1986-1988). Prior to that time, Mr. Joseph also held the positions of General Manager, International Retail Stores (Florsheim Shoe Shops), Regional Supervisor of Retail Stores and Retail Stores Area Manager.

     MR. SANGUINETTI was appointed Executive Vice President, Chief Operating Officer in February 1997 and elected President, Retail Division in April 1996. From August 1995 through April 1996, Mr. Sanguinetti served as President and Chief Operating Officer for Chernin's Shoes, a retail family shoe company. From August 1994 to July 1995, Mr. Sanguinetti served as President of Crystal Brands Inc., a multi-division apparel company. From May 1987 to July 1994 he was employed by Yonkers Department Store and previously held several senior officer positions at other department stores in multi-store management and merchandising.

     MR. VAN GASSE was appointed Senior Vice President, Marketing and Sales in October 1997, and previously served as Director, New Products Division and Vice President, Marketing since joining the Company in June 1990. Previously Mr. Van Gasse was employed by Chesebrough Ponds/Unilever as Director of Marketing for cosmetics and personal care products (1986 to 1990) and performed in various domestic and international marketing roles at Colgate Palmolive, also a personal care company (1974 to 1986).

Item 11. Executive Compensation

The sections entitled "Election of Directors - Compensation and Organization of Board of Directors," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Stock Options," "Retirement Plans," "Certain Agreements," "Executive Compensation and Stock Option Committee Report on Executive Compensation," "Comparative Stock and Performance Graph" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on May 20, 1998, are incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on May 20, 1998, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The sections entitled "Compensation Committee Interlocks," "Certain Agreements" and "Certain Transactions" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on May 20, 1998, are incorporated herein by reference.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K


(a)  List of documents filed as part of this report:


     1. Consolidated balance sheets, December 28, 1996 and January 3, 1998.


        Consolidated statements of operations for the fiscal year ended December 30, 1995, for the fiscal year ended December 28, 1996, and for the fiscal year ended January 3, 1998.

        Consolidated statements of cash flows for the fiscal year ended December 30, 1995, for the fiscal year ended December 28, 1996, and for the fiscal year ended January 3, 1998.

        Consolidated statements of shareholders' equity for the fiscal year ended December 30, 1995, for the fiscal year ended December 28, 1996, and for the fiscal year ended January 3, 1998.

        Notes to consolidated Financial statements.

        Independent Auditors' Report


     2. Financial Statement Schedules:

        Valuation and qualifying accounts (Schedule II)

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

     3. Exhibits:


        Exhibit
        Number   Description
        -------  -----------
        3.1      Restated Certificate of Incorporation of the Company
                 (incorporated by reference to Exhibit 3.1 as filed with the
                 Company's Annual Report on Form 10-K for the year ended December 28,
                 1996).

        3.2      Restated by-laws of the Company (incorporated by reference to
                 Exhibit 3.2 as filed with the Company's Annual Report on Form 10-K for the year ended December 28, 1996)

        4.1      Indenture, dated as of November 17, 1994, among the Company, certain of its subsidiaries and First Fidelity Bank, National
                 Association, as Trustee, including form of Senior Note (incorporated by reference to Exhibit 4.1 by The Florsheim Shoe Company
                 Registration Statement on Form 10/A, Amendment No. 3).

        4.2      First Supplemental Indenture, dated as of April 19, 1997,
                 amending and supplementing the Indenture dated as of November 17,
                 1994, among the Company, certain of its subsidiaries and First Union
                 National Bank, as trustee (incorporated by reference to Exhibit 4.1 as filed with the Company's Quarterly Report on  Form 10-Q for the
                 Quarterly Period Ended March 29, 1997).

        4.6      Credit Agreement, dated as of May 9, 1997, among the Company, the Banks party and hereto from time to time, and Bankers Trust
                 Company, as Agent (incorporated by reference to Exhibit 4.6 as filed with the Company's Quarterly Report on Form 10-Q, for the Quarterly
                 Period Ended June 28, 1997).

   4.7 Waiver #1, dated as of December 16, 1997 to the Credit Agreement, dated May 9, 1997, among the Company, the Banks party and hereto, and Bankers Trust Company, as Agent.

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

   10.16 Amendment #1, dated December 29, 1995, to Employment Agreement between the Company and Charles J. Campbell (incorporated by reference to Exhibit 10.16 as filed with the Company's Annual Report on form 10-K, for the year ended December 30, 1995).

   10.17 Amendment, dated December 29, 1995, to Employment Agreement between the Company and Ronald J. Mueller (incorporated by reference to Exhibit 10.17 as filed with the Company's Annual Report on form
           10-K, for the period ended December 30, 1995).

   10.19   1994 Stock Option Plan, as amended and restated as of March 15, 1996
           (incorporated by reference to Exhibit 10.1, as filed with the Company's Registration Statement on Form S-8 no. 333-06353).

   10.20   Charles J. Campbell Stock Option Plan, as amended and restated as of
           March 15, 1996 (incorporated by reference to Exhibit 10.2, as filed with the Company's Registration Statement on Form S-8 no.
           333-06353).

   10.21 Lease Agreement dated September 6, 1996 between Teachers Insurance and Annuity Association of America, a New York corporation, (the
           "Landlord") and The Florsheim Shoe Company (incorporated by reference to Exhibit 10.1 as filed with the Company's Quarterly
           Report on form 10-Q, for the Quarterly Period ended September 28,
           1996).

   10.22 Real Estate Sale Contract, as amended and restated, for the sale of property located at 130 South Canal Street, Chicago, Illinois, dated
           February 21, 1997, between The Florsheim Shoe Company and Everest
           Partners L.L.C (incorporated by reference to Exhibit 10.22 as filed with the Company's Annual Report on Form 10-K for the year ended
           December 28, 1996).

   10.23 Consultants Stock Option Plan, as amended and restated as of December 17, 1997 (incorporated by reference to Exhibit 10, as filed with the Company's Registration Statement on Form S-8 no. 333-42495)

   10.24   Agreement, dated January 23, 1998, between the Company and Karen
           Nyman Latham.

   12.1    Computation of ratio of earnings to fixed charges.

   21      Subsidiaries of the Company.

   23      Consent of KPMG Peat Marwick LLP.

   27      Financial Data Schedule


(b)  Reports on Form 8-K.

     A Form 8-K was not required to be filed during the last quarter of the fiscal year ended January 3, 1998

      UPON WRITTEN REQUEST TO THE COMPANY'S CHIEF FINANCIAL OFFICER, THE COMPANY WILL FURNISH SHAREHOLDERS WITH A COPY OF ANY OR ALL SUCH EXHIBITS REQUESTED AT A CHARGE OF TEN CENTS PER PAGE, WHICH REPRESENTS THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS.

FLORSHEIM GROUP INC.  AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Schedule


Consolidated Financial Statements:

     Consolidated balance sheets, December 28, 1996 and January 3, 1998.

     Consolidated statements of operations for the fiscal year ended December 30, 1995, for the fiscal year ended December 28, 1996, and for the fiscal year ended January 3, 1998.

     Consolidated statements of cash flows for the fiscal year ended December 30, 1995, for the fiscal year ended December 28, 1996, and for the fiscal year ended January 3, 1998.

     Consolidated statements of shareholders' equity for the fiscal year ended December 30, 1995, for the fiscal year ended December 28, 1996, and for the fiscal year ended January 3, 1998


     Notes to consolidated financial statements.

     Independent Auditors' Report

Consolidated Financial Statement Schedules:

                                                        Schedule
                                                        --------

     Valuation and qualifying accounts                     II

FLORSHEIM GROUP INC.                                              Schedule II
                                                                  -----------
Valuation and Qualifying Accounts

(Dollars in thousands)


============================================================================================================================
                                                                       Charged     Charged        Other
                                                        Balance at     to costs    to other     charges
Fiscal                                                   beginning       and        account    add (deduct)     Balance at
Year    Description                                       of year     expenses(1)   describe    describe(2)     end of year
----------------------------------------------------------------------------------------------------------------------------
1995    Allowance for doubtful accounts
         and cash discounts                                 1,693        4,506 (3)      -         (3,914) (3)      2,284

1996    Allowance for doubtful accounts
         and cash discounts                                 2,284        2,383 (3)      -         (2,961) (3)      1,705

1997    Allowance for doubtful accounts
         and cash discounts                                 1,705        1,734          -         (2,397)          1,042
============================================================================================================================



(1)  Includes provisions for bad debt expense of $1,296, $754, and $(2) and
     provisions for cash discount expense of   $3,210, $1,629, and $1,735 for
     1995, 1996, and 1997, respectively.

(2) Includes write-offs for bad debts of $825, $1,002, and $612 and cash discounts allowed of $3,090, $1,959, and $1,785 for 1995, 1996, and 1997,
     respectively.

(3) 1995 and 1996 were adjusted to exclude certain retail point of sale discounts.

                          INDEPENDENT AUDITORS' REPORT


The  Board of Directors and Shareholders of Florsheim Group Inc.:

We have audited the consolidated balance sheets of Florsheim Group Inc. and subsidiaries (the Company) as of January 3, 1998 and December 28, 1996 and the consolidated statements of operations, cash flows, and shareholders' equity for the years ended January 3, 1998, December 28, 1996 and December 30, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of management of Florsheim Group Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florsheim Group Inc. and subsidiaries as of January 3, 1998 and December 28, 1996 and the results of their operations and their cash flows for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.





KPMG Peat Marwick LLP
Chicago, Illinois
February 6, 1998

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FLORSHEIM GROUP INC.
                                     --------------------
                                         (Registrant)

                                 By  Richard J. Anglin
                                     ---------------------------------------
                                     Richard J. Anglin
                                     Vice President, Chief Financial Officer

Date:  March 31, 1998

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.


             Signature                  Title
             ---------                  -----

Charles J. Campbell                     Chairman of the Board of Directors,
----------------------
(Charles J. Campbell)                   President, Chief Executive Officer

Adam M. Aron                            Director
----------------------
(Adam M. Aron)

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

Joshua J. Harris                        Director
----------------------
(Joshua J. Harris)

John H. Kissick                         Director
----------------------
(John H. Kissick)

Ronald J. Mueller                       Director
----------------------
(Ronald J. Mueller)

Michael D. Weiner                       Director
----------------------
(Michael D. Weiner)

Richard J. Anglin                       Vice President,
----------------------                  Chief Financial Officer
(Richard J. Anglin)

Thomas E. Poggensee                     Treasurer, Secretary, Controller
----------------------                  and Chief Accounting Officer
(Thomas E. Poggensee)