Form 10-K/A
period 1998-01-03
FLORSHEIM GROUP INC
filed 1998-04-28
CIK 928908

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-K/A-1

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                     NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                        WHICH REGISTERED
             -----------------------                 ------------------------

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

                     8,412,901 shares as of March 6, 1998

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, are incorporated by reference into
Part III of this report.
================================================================================

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

     MR. CAMPBELL was elected Chairman of the Board of Directors and was appointed to the Executive Committee of the Board of Directors in September 1995, and was elected to the additional office of President and Chief Executive Officer in October 1995. From August 1993 to February 1995, Mr. Campbell was chairman, president and chief executive officer of Crystal Brands Inc., a multi-division apparel company. Mr. Campbell was hired by Crystal Brands Inc. to turn around what was then an already troubled company. As part of this process, in January 1994, Crystal Brands Inc. filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code. From 1989 to August 1993, Mr. Campbell was president and chief executive officer of Munsingwear Inc., a manufacturer and marketer of branded men's sportswear.

     MR. ANGLIN was elected Vice President, Chief Financial Officer in December 1997. From August 1996 to November 1997, Mr. Anglin served as Vice President of Store Operations at Service Merchandise where he was responsible for the operations of 400 stores. From 1990 through July 1996, Mr. Anglin was Vice President of Operations and Chief Financial Officer for Mark Shale, a specialty retailer of men's and women's clothing. In November 1995, Mark Shale filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code. Mr. Anglin has also held various financial positions with Marshall Fields department stores and was a member of the tax department of Arthur Andersen & Company.

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


                                        FLORSHEIM GROUP INC.
                                        --------------------
                                            (Registrant)


                                    By  /s/ Richard J. Anglin
                                        ---------------------------------------
                                        Richard J. Anglin
                                        Vice President, Chief Financial Officer

Date:  April 28, 1998