Form 10-Q
period 1998-04-04
FLORSHEIM GROUP INC
filed 1998-05-14
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                         ------------------------------
                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         _______________________ TO _______________________

                         COMMISSION FILE NUMBER 1-13474
                              FLORSHEIM GROUP INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                        36-3520923
-------------------------------------------                  -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
organization)                                                Identification No.)

200 North LaSalle Street, Chicago, Illinois                      60601-1014
-------------------------------------------                  -------------------
 (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (312) 458-2500

                                 Not Applicable
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

                       8,412,901 Shares as of May 1, 1998

================================================================================

                          PART I FINANCIAL INFORMATION



Item 1.               Financial Statements


Consolidated Financial Statements for the quarter ended April 4, 1998.


              Consolidated Balance Sheet:

                      April 4, 1998
                      January 3, 1998

              Consolidated Statement of Operations:

                      Three Months Ended April 4, 1998
                      Three Months Ended March 29, 1997

              Consolidated Statement of Cash Flows:

                      Three Months Ended April 4, 1998
                      Three Months Ended March 29, 1997

            Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months ended April 4, 1998 are not necessarily indicative of the results to be expected for the full year.

                              FLORSHEIM GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                           Unaudited
                                                                          January 3,        April 4,
                ASSETS                                                      1998             1998
                                                                          ---------        ---------
Current assets:
     Cash and cash equivalents                                            $   7,195        $   3,903
     Receivables, less allowances of $1,084 at
        January 3, 1998 and $1,054 at April 4, 1998                          26,594           32,020
     Inventories                                                             80,989           77,460
     Deferred tax assets, net                                                 3,541            3,574
     Prepaid expenses and other current assets                                4,254            4,453
                                                                          ---------        ---------
Total current assets                                                        122,573          121,410
Property, plant and equipment                                                48,417           49,028
Less: accumulated depreciation                                               21,172           21,766
                                                                          ---------        ---------
Net property, plant and equipment                                            27,245           27,262
Deferred tax assets, net                                                     12,976           12,775
Other assets                                                                 20,852           21,514
                                                                          ---------        ---------
                                                                          $ 183,646        $ 182,961
                                                                          =========        =========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $  10,398        $   8,051
     Accrued expenses                                                        11,690            9,241
     Accrued interest expense                                                 1,075              486
     Accrued income taxes payable                                               743               17
     Revolving facility - short term                                          4,500            9,500
                                                                          ---------        ---------
Total current liabilities                                                    28,406           27,295
Long-term debt                                                               18,412           18,412
Revolving facility - long term                                               58,500           58,500
Other long-term liabilities                                                  23,846           23,783
                                                                          ---------        ---------
                                                                            129,164          127,990
Shareholders' equity:
        Preferred stock, without par value, 2,000,000 shares
            authorized and no shares issued and outstanding                      --               --
        Common stock, 20,000,000 shares authorized,
            without par value, $1.00 stated value, 8,412,901 shares
            issued and outstanding                                            8,413            8,413
        Paid-in capital                                                      50,483           50,483
        Accumulated translation adjustment                                   (1,621)          (1,658)
        Accumulated deficit                                                  (2,793)          (2,267)
                                                                          ---------        ---------
Total shareholders' equity                                                   54,482           54,971
                                                                          ---------        ---------
                                                                          $ 183,646        $ 182,961
                                                                          =========        =========

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                             Three months       Three months
                                                               ended               ended
                                                              March 29,           April 4,
                                                                1997               1998
                                                            -----------        -----------
Net sales                                                   $    59,183        $    58,670
Cost of sales                                                    29,443             30,886
                                                            -----------        -----------
Gross profit                                                     29,740             27,784
Selling, general
     and administrative expenses                                 26,492             24,898
Non-recurring selling, general
     and administrative expenses                                 (4,670)                --
                                                            -----------        -----------
Earnings from operations                                          7,918              2,886
Interest expense, net                                             2,502              2,066
Other income (expense), net                                         (19)                 2
                                                            -----------        -----------
Earnings before income tax expense                                5,397                822
Income tax expense                                                1,932                296
                                                            -----------        -----------
Net earnings                                                $     3,465        $       526
                                                            -----------        -----------
Basic Earnings Per Share:
     Net Earnings                                           $      0.42        $      0.06
                                                            -----------        -----------
Diluted Earnings Per Share:
     Net Earnings                                           $      0.41        $      0.06
                                                            -----------        -----------
Basic weighted average number of shares outstanding           8,346,051          8,412,901
Diluted weighted average number of shares outstanding         8,481,540          8,573,421
                                                            -----------        -----------

                              FLORSHEIM GROUP INC.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Three months     Three months
                                                                      ended           ended
                                                                     March 29,       April 4,
                                                                       1997            1998
                                                                     --------        --------
Cash flows from operating activities:
     Net earnings                                                    $  3,465        $    526
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
            Gain on disposal of assets                                 (4,832)            (22)
            Depreciation and amortization                               1,315           1,205
            Deferred taxes                                              1,726             168
            Noncash interest expense                                      221             108
            Increase in receivables                                    (2,949)         (5,426)
            Decrease (Increase) in inventories                         (2,407)          3,529
            Increase in prepaid expenses and other assets              (1,828)           (859)
            Decrease in accounts payable, accrued
                interest expense and other accrued expenses           (11,236)         (6,111)
            Increase (Decrease) in other long-term liabilities            388             (63)
                                                                     --------        --------
Net cash used in operating activities                                 (16,137)         (6,945)
                                                                     --------        --------
Cash flows from investing activities:
     Proceeds from sale of assets of 130 S.Canal
        in 3/97, net of transaction costs                               6,277              --
     Proceeds from the disposal of assets                                   5             277
     Additions to property, plant and equipment                        (1,399)         (1,624)
                                                                     --------        --------
Net cash provided by (used in) investing activities                     4,883          (1,347)
                                                                     --------        --------
Cash flows from financing activities:
     Net borrowings under revolving credit facility                        --           5,000

                                                                     --------        --------
Net cash provided by financing activities                                  --           5,000
                                                                     --------        --------
Net decrease in cash and cash equivalents                             (11,254)         (3,292)
Cash and cash equivalents at beginning of period                       21,691           7,195
                                                                     --------        --------
Cash and cash equivalents at end of period                           $ 10,437        $  3,903
                                                                     --------        --------
Supplemental disclosure:
     Cash payments for income taxes, net                             $     99        $    860

     Cash payments for interest                                      $  4,441        $  2,547
                                                                     ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 4, 1998
(Dollars in thousands)
(Unaudited)


(1)      DISTRIBUTION

         Effective November 17, 1994 Florsheim Group Inc. (Florsheim or the Company) became an independent public company. Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (INTERCO), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (senior notes) and entered into a $75,000 secured credit facility (old credit facility).

(2)      NET EARNINGS PER COMMON SHARE

         Earnings Per Share is computed, presented and disclosed according to the provisions of SFAS No. 128, Earnings Per Share (EPS). All prior period EPS data presented has been restated to conform with SFAS No.
         128. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS.

(3)      INVENTORIES

         Inventories are summarized as follows:

-------------------------------------------------------------------------------------
                                                      January 3,     April 4,
                                                        1998          1998

-------------------------------------------------------------------------------------
Retail merchandise                                     $40,531       $40,283
Finished products                                       30,028        27,551
Work-in-process                                            997         1,434
Raw materials                                            9,433         8,192
                                                       -------       -------

                                                       $80,989       $77,460
                                                       =======       =======

-------------------------------------------------------------------------------------

(4)      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         In connection with the Distribution, Florsheim issued the senior notes, of which $18,412 are outstanding at April 4, 1998. The senior notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 4, 1998
(Dollars in thousands)
(Unaudited)


         The following condensed consolidating information presents:

         1. Condensed consolidating balance sheets as of January 3, 1998 and April 4, 1998, condensed consolidating statements of operations and statements of cash flows for the three months ended March 29, 1997 and the three months ended April 4, 1998, of (a) Florsheim, the parent, (b) the guarantor subsidiaries,
                  (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------

                      Condensed Consolidating Balance Sheet

                                 January 3, 1998

-------------------------------------------------------------------------------------------------------------------------

                                                           Guarantor      Nonguarantor
                                             Parent       subsidiaries    subsidiaries   Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------
     Assets:
        Current assets:
            Cash and cash
                equivalents                 $  4,389       $    374        $  2,432       $     --        $  7,195
            Receivables                       23,554            104           5,635         (2,699)         26,594
            Inventories                       48,949         20,415          11,625             --          80,989
            Prepaid expenses and
                other current assets           5,773            940           1,082             --           7,795
                                            --------       --------        --------       --------        --------
        Total current assets                  82,665         21,833          20,774         (2,699)        122,573
        Net property, plant and
            equipment                         19,917          4,724           2,604             --          27,245
        Other assets                          35,797           (933)            419         (1,455)         33,828
        Investments in subsidiaries           40,027             --              --        (40,027)             --
                                            --------       --------        --------       --------        --------
     Total assets                           $178,406       $ 25,624        $ 23,797       $(44,181)       $183,646
                                            ========       ========        ========       ========        ========
     Liabilities and Shareholders' Equity:
        Current liabilities:
            Revolving credit facility,
                short-term                  $  4,500       $     --        $     --       $     --        $  4,500
            Accounts payable                   8,295            418           4,384         (2,699)         10,398
            Accrued expenses
                and other current
                liabilities                   10,371            614           2,523             --          13,508
                                            --------       --------        --------       --------        --------
        Total current liabilities             23,166          1,032           6,907         (2,699)         28,406

        Long-term debt, less
            current maturities                76,912             --              --             --          76,912
        Other long-term liabilities           23,846             --           1,455         (1,455)         23,846
        Shareholders' equity                  54,482         24,592          15,435        (40,027)         54,482
                                            --------       --------        --------       --------        --------
     Total liabilities and
        shareholders' equity                $178,406       $ 25,624        $ 23,797       $(44,181)       $183,646
                                            --------       --------        --------       --------        --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------

                      Condensed Consolidating Balance Sheet

                                  April 4, 1998

-------------------------------------------------------------------------------------------------------------------------

                                                          Guarantor      Nonguarantor
                                             Parent      subsidiaries    subsidiaries   Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------
     Assets:
        Current assets:
            Cash and cash
                equivalents                 $    492       $  1,172        $  2,239       $     --        $  3,903
            Receivables                       29,885            230           6,359         (4,454)         32,020
            Inventories                       46,020         19,316          12,124             --          77,460
            Prepaid expenses and
                other current assets           6,215            942             870             --           8,027
                                            --------       --------        --------       --------        --------
        Total current assets                  82,612         21,660          21,592         (4,454)        121,410
        Net property, plant and
            equipment                         20,567          4,439           2,256             --          27,262
        Other assets                          35,527           (932)            402           (708)         34,289
        Investments in subsidiaries           39,316             --              --        (39,316)             --
                                            --------       --------        --------       --------        --------
     Total assets                           $178,022       $ 25,167        $ 24,250       $(44,478)       $182,961
                                            --------       --------        --------       --------        --------
     Liabilities and Shareholders' Equity:
        Current liabilities:
            Revolving credit facility,
                short-term                  $  9,500       $     --        $     --       $     --        $  9,500
            Accounts payable                   6,095            760           5,650         (4,454)          8,051
            Accrued expenses
                and other current
                liabilities                    6,761          1,094           1,889             --           9,744
                                            --------       --------        --------       --------        --------
        Total current liabilities             22,356          1,854           7,539         (4,454)         27,295

        Long-term debt, less
            current maturities                76,912             --              --             --          76,912
        Other long-term liabilities           23,783             --             708           (708)         23,783
        Shareholders' equity                  54,971         23,313          16,003        (39,316)         54,971
                                            --------       --------        --------       --------        --------
     Total liabilities and
        shareholders' equity                $178,022       $ 25,167        $ 24,250       $(44,478)       $182,961
                                            --------       --------        --------       --------        --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------

                Condensed Consolidating Statements of Operations

                      For three months ended March 29, 1997

-------------------------------------------------------------------------------------------------------------------------

                                                         Guarantor      Nonguarantor
                                           Parent       subsidiaries    subsidiaries    Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------
     Net sales                            $ 45,526        $ 11,129        $ 10,924        $ (8,396)       $ 59,183
     Cost of sales                          25,651           6,025           6,163          (8,396)         29,443
                                          --------        --------        --------        --------        --------
     Gross profit                           19,875           5,104           4,761              --          29,740
     Selling, general and
        administrative expenses             16,880           5,522           4,090              --          26,492
     Non-recurring selling, general and
        administrative expenses             (4,670)             --              --              --          (4,670)
                                          --------        --------        --------        --------        --------
     Earnings (loss) from operations         7,665            (418)            671              --           7,918
     Interest expense                        2,502              --              --              --           2,502
     Equity in earnings of subsidiaries,
        net of tax                             180              --              --            (180)             --
     Other expense, net                         (1)             --             (18)             --             (19)
                                          --------        --------        --------        --------        --------
     Earnings (loss) before income
        tax expense (benefit)                5,342            (418)            653            (180)          5,397
     Income tax expense (benefit)            1,878            (146)            200                           1,932
                                          --------        --------        --------        --------        --------
     Net earnings (loss)                  $  3,464        $   (272)       $    453        $   (180)       $  3,465
                                          ========        ========        ========        ========        ========

                      For three months ended April 4, 1998

-----------------------------------------------------------------------------------------------------------------------------

                                                              Guarantor      Nonguarantor
                                                Parent       subsidiaries    subsidiaries   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------
     Net sales                                 $ 44,682        $ 10,624        $ 10,236       $ (6,872)       $ 58,670
     Cost of sales                               25,444           6,022           6,292         (6,872)         30,886
                                               --------        --------        --------       --------        --------
     Gross profit                                19,238           4,602           3,944             --          27,784
     Selling, general and
        administrative expenses                  15,746           5,880           3,272             --          24,898
                                               --------        --------        --------       --------        --------
     Earnings (loss) from operations              3,492          (1,278)            672             --           2,886
     Interest expense                             2,066              --              --             --           2,066
     Equity in earnings of subsidiaries,
        net of tax                                 (227)             --              --            227              --
     Other income (expense), net                    (25)              1              26             --               2
                                               --------        --------        --------       --------        --------
     Earnings (loss) before income
        tax expense                               1,174          (1,277)            698            227             822
     Income tax expense (benefit)                   648            (446)             94             --             296
                                               --------        --------        --------       --------        --------
     Net earnings (loss)                       $    526        $   (831)       $    604       $    227        $    526
                                               --------        --------        --------       --------        --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------

                Condensed Consolidating Statements of Cash Flows

                      For three months ended March 29, 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                                     Guarantor      Nonguarantor
                                                       Parent       subsidiaries    subsidiaries    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
      operating activities                            $(15,641)       $   (978)       $ (1,209)       $  1,691        $(16,137)
                                                      --------        --------        --------        --------        --------
   Cash flows from investing
      activities:
         Proceeds from the sale of assets of
            130 S. Canal, net of transaction costs       6,277              --              --              --           6,277
         Proceeds from the
            disposal of assets                               5              --              --              --               5
         Additions to property,
             plant and equipment                        (1,179)           (175)            (45)             --          (1,399)
                                                      --------        --------        --------        --------        --------
   Net cash used in investing
      activities                                         5,103            (175)            (45)             --           4,883
                                                      --------        --------        --------        --------        --------
   Cash flows from financing
      activities:
      Net capital contribution
         from (to) Parent                                 (229)            756           1,164          (1,691)             --
                                                      --------        --------        --------        --------        --------
      Net cash provided by (used in)
         financing activities                             (229)            756           1,164          (1,691)             --
                                                      --------        --------        --------        --------        --------
   Net increase in cash and cash
      equivalents                                      (10,767)           (397)            (90)             --         (11,254)
   Cash and cash equivalents
      at beginning of period                            18,427             397           2,867              --          21,691
                                                      --------        --------        --------        --------        --------
   Cash and cash equivalents
      at end of period                                $  7,660        $     --        $  2,777        $     --        $ 10,437
                                                      ========        ========        ========        ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)

--------------------------------------------------------------------------------

                Condensed Consolidating Statements of Cash Flows

                      For three months ended April 4, 1998

--------------------------------------------------------------------------------------------------------------------

                                                      Guarantor     Nonguarantor
                                          Parent     subsidiaries   subsidiaries    Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in)
        operating activities             $(7,617)       $ 1,247        $  (101)       $  (474)       $(6,945)
                                         -------        -------        -------        -------        -------
    Cash flows from investing
        activities:
           Proceeds from the
              disposal of assets             277             --             --             --            277
           Additions to property,
               plant and equipment        (1,520)           (11)           (93)            --         (1,624)
                                         -------        -------        -------        -------        -------
    Net cash provided by (used in)
        investing activities              (1,243)           (11)           (93)            --         (1,347)
                                         -------        -------        -------        -------        -------
    Cash flows from financing
        activities:
        Net capital contribution
           from (to) Parent                  (37)          (438)             1            474             --
        Revolving Facility - S/T           5,000             --             --             --          5,000
                                         -------        -------        -------        -------        -------
        Net cash provided by (used in)
           financing activities            4,963           (438)             1            474          5,000
                                         -------        -------        -------        -------        -------
    Net increase in cash and cash
        equivalents                       (3,897)           798           (193)            --         (3,292)
    Cash and cash equivalents
        at beginning of period             4,389            374          2,432             --          7,195
                                         -------        -------        -------        -------        -------
    Cash and cash equivalents
        at end of period                 $   492        $ 1,172        $ 2,239        $    --        $ 3,903
                                         =======        =======        =======        =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

OVERVIEW

Florsheim Group Inc. (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 329 Company-operated specialty stores and outlet stores as of April 4, 1998.

Effective November 17, 1994, Florsheim became an independent public company when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (INTERCO), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders at a rate of one share of Florsheim common stock for every six shares of INTERCO common stock (the Distribution). In connection with the Distribution, Florsheim issued $85,000 in 12 3/4% Senior Notes due 2002 (senior notes) and entered into a secured credit facility (old credit facility).

On March 20, 1997, the Company completed the sale of the corporate headquarters building located in downtown Chicago, Illinois for an all cash sale price of approximately $8,050. Net cash proceeds were approximately $6,000 before income taxes. The pretax gain on sale of $4,300 and other costs related to the sale are included in non-recurring selling, general, and administrative expenses for the three months ended March 29, 1997.

On May 9, 1997, the Company completed a cash tender offer relating to the senior notes. Approximately $51,000 aggregate principal amount of senior notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding senior notes. The Company also executed a new $110,000, five-year secured revolving credit facility (credit facility) that replaces the old credit facility described above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 4, 1998 COMPARED TO THREE MONTHS ENDED MARCH 29, 1997.

Historical Comparisons

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.

                                                    Three months ended
                                    ----------------------------------------------------
(Dollars in thousands)                March 29, 1997               April 4, 1998
----------------------------------------------------------------------------------------
                                    Amount           %           Amount           %
----------------------------------------------------------------------------------------
Net sales:
     U.S. Wholesale                 $18,706         31.6%        $20,772        35.4%
     U.S. Retail                     28,685         48.5          26,299        44.8
     International (including
        exports from U.S.)           11,792         19.9          11,599        19.8
                                    -------        -----         -------       -----
     Total net sales                $59,183        100.0%        $58,670       100.0%
                                    -------        -----         -------       -----
Percent change in same store
     sales (1)                                       9.7%                       (7.2)%

EBITDA (2)                          $ 4,573          7.7%        $ 4,091         7.0%
                                    -------        -----         -------       -----

Number of retail stores:
     U.S. specialty                     202                          185
     U.S. outlets                        95                           92
     International                       54                           52
                                    -------                      -------
        Total                           351                          329
                                    =======                      =======

------------------

         (1) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior year period.

         (2) Earnings before interest expense, income taxes, depreciation and amortization, other income (expense), net, and non-recurring items.

                                                                     Three months ended
                                                                   -----------------------
                                                                   March 29,      April 4,
Operations data (as a percent of net sales)                          1997          1998
                                                                   ---------     ---------
Net sales                                                            100.0%        100.0%
Gross profit                                                          50.3%         47.4%
Selling, general and administrative expenses, excluding
  non-recurring selling, general, and administrative expenses         44.8%         42.4%
Earnings from operations, excluding non-recurring
  selling, general, and administrative expenses                        5.5%          4.9%
Interest expense                                                       4.2%          3.5%
Net earnings                                                           0.8%          0.9%
                                                                    ======        ======

Net sales for the three months ended April 4, 1998 (First Quarter 1998) were $58,670, down $513, or 0.9%, as compared to the three months ended March 29, 1997 (First Quarter 1997) U.S. wholesale net sales increased $2,066, or 11.0%, due to gains from increased unit volume combined with an increase in average selling price per unit attributable primarily to the new product introductions and increased wholesale distribution. U.S. retail net sales decreased $2,386, or 8.3%, as a result of sales reductions from net store closings and First Quarter 1997 same store sales decrease of 7.2% at U.S. specialty stores. International sales decreased $193, or 1.6%, primarily due to reduced sales in Southeast Asia caused by currency devaluations.

Gross profit margin for First Quarter 1998 was 47.4% of net sales, as compared to 50.3% of net sales for First Quarter 1997. The decrease was due to a mix shift to a higher percentage of wholesale sales, the inefficient market conditions in Pacific and Australia, and price promotion activity in the retail stores early in the First Quarter 1998.

Selling, general and administrative expenses for First Quarter 1998 were $24,898, a decrease of $1,594 or 6.0%, from First Quarter 1997, excluding the non-recurring selling, general, and administrative expenses in 1997. Selling, general and administrative expenses for First Quarter 1998 were 42.4% of net sales, a decrease from 44.8% of net sales for First Quarter 1997. Expense decreases were primarily due to expense reduction programs. Non-recurring selling, general, and administrative expenses of $4,670 for First Quarter 1997 were related to the gain on the sale of the corporate headquarters building located in downtown Chicago.


Earnings from operations for First Quarter 1997, were $2,886, a decrease of $362 or 11.1%, from First Quarter 1997, excluding the non-recurring selling, general, and administrative expenses in 1997, and EBITDA for First Quarter 1998 was $4,091, a decrease of $482 or 10.5%, from First Quarter 1997. Earnings from operations for First Quarter 1998 were 4.9% of net sales, as compared to 5.5% of net sales for First Quarter 1997, and EBITDA for First Quarter 1998 was 7.0% of net sales, as compared to 7.7% of net sales for First Quarter 1997. EBITDA is presented as a supplemental disclosure; EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. Earnings from operations and EBITDA in First Quarter 1998 were below First Quarter 1997 primarily due to lower retail sales and price promotion activity, partially offset by cost reductions. A gain of $4,670 in non-recurring selling, general, and administrative expense for First Quarter 1997 was related to the sale of the corporate headquarters building located in downtown Chicago.

Interest expense for First Quarter 1998 was $2,066 as compared to the First Quarter 1997 amount of $2,502. This decrease is due to the lower average cost of outstanding debt as a result of the repurchase of the senior notes from borrowings under the Company's new credit facility.

The diluted earnings per share (EPS) for First Quarter 1998 were $0.06 per share, a decrease from a diluted earnings per share of $0.41 per share in First Quarter 1997. Included in the First Quarter 1997 amount was the non-recurring gain of $4,670 generated by the sale of the Company's former corporate headquarters building. The EPS for First Quarter 1997 without the non-recurring gain would have been $0.06.


LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL

Working capital at April 4, 1998 was $94,115, as compared to $94,167 at January 3, 1998, a decrease of $52. The increase in receivables and decrease in inventories offsets the decrease in cash. Cash interest payments totaled $2,547 during First Quarter 1998 compared to $4,441 during the First Quarter 1997, and cash income tax payments were $860 during the First Quarter 1998 compared to $99 during the First Quarter 1997.

         FINANCING ARRANGEMENTS

On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to its senior notes. Approximately $51,000 aggregate principal amount of senior notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding senior notes. Approximately $18,400 of senior notes remain outstanding. The Company also executed a new $110,000, five-year secured revolving credit facility that replaced the $75,000 old credit facility described in "Overview." Borrowings under the new credit facility were used to finance the tender offer for the senior notes. At April 4, 1998, outstanding borrowings under the credit facility totaled $9,500 which were classified as short term and $58,500 which were classified as long term. Further credit facility borrowings will be made from time to time to finance future liquidity requirements, including the month-to-month working capital requirements. The revolving credit facility provides for borrowings of up to $110,000 and other extensions of credit based on a debt-to-EBITDA ratio and other covenants. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1.25% or at an adjusted LIBOR rate plus a factor, currently 2.25% depending on the type of loan the Company executes and various covenant ratios.

On April 22, 1998, the Company received an amendment to the credit facility adjusting certain financial covenants in a manner more favorable to the Company. The adjustments to the covenants were necessary due to the financial performance during the twelve months ended January 3, 1998 and the anticipated performance in the future.


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

                            PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

                  4.1 First Amendment, dated as of April 22, 1998, to the Credit Agreement, dated as of May 9, 1997, among the Company, the Banks party thereto from time to time, and Bankers Trust Company, as Agent.


                  11.      Statement re Computation of Net Earnings Per Common
                           Share.


                  27.      Financial Data Schedule.

         (b) A Form 8-K was not required to be filed during the quarter ended April 4, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FLORSHEIM GROUP INC.
                                             (Registrant)

                                     By  /S/ Richard J. Anglin
                                         ---------------------
                                         Richard J. Anglin
                                         Vice-President, Chief Financial Officer



         Date:  May 14, 1998