Form 10-Q/A
period 1998-04-04
FLORSHEIM GROUP INC
filed 1998-05-19
CIK 928908

   ======================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                        --------------------------------
                                 FORM 10-Q/A-1
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     APRIL 4, 1998 OR
     -------------

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

                       8,412,901 Shares as of May 1, 1998
                       ----------------------------------

   ======================================================================

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FLORSHEIM GROUP INC.
                                          (Registrant)


                                  By  /s/ Thomas E. Poggensee
                                      -----------------------
                                      Thomas E. Poggensee
                                      Treasurer, Secretary, Controller
                                      and Chief Accounting Officer




Date:  May 18, 1998