Form 10-Q
period 1998-06-24
FLORSHEIM GROUP INC
filed 1998-08-14
CIK 928908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 4, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         _______________________ TO _______________________

                         COMMISSION FILE NUMBER 1-13474
                              FLORSHEIM GROUP INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                        36-3520923
(State or other jurisdiction of incorporation or              (I.R.S. Employer
organization)                                                Identification No.)

200 North LaSalle Street, Chicago, Illinois                      60601-1014
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (312) 458-2500

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

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

                      8,412,901 Shares as of July 24, 1998

                          PART I FINANCIAL INFORMATION


Item 1.     Financial Statements


Consolidated Financial Statements for the quarter ended July 4, 1998.


     Consolidated Balance Sheet:

            July 4, 1998
            January 3, 1998

     Consolidated Statement of Operations:

            Three Months Ended July 4, 1998
            Three Months Ended June 28, 1997

            Six Months Ended July 4, 1998
            Six Months Ended June 28, 1997

     Consolidated Statement of Cash Flows:

            Six Months Ended July 4, 1998
            Six Months Ended June 28, 1997

     Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months and the six months ended July 4, 1998 are not necessarily indicative of the results to be expected for the full year.

                              FLORSHEIM GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


------------------------------------------------------------------------------------------
                                                                                 Unaudited
                                                                   January 3,     July 4,
          ASSETS                                                     1998          1998
------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                       $   7,195     $   4,282
   Receivables, less allowances of $1,084 at
      January 3, 1998 and $1,051 at July 4, 1998                      26,594        33,732
   Inventories                                                        80,989        71,625
   Deferred tax assets, net                                            3,541         3,549
   Prepaid expenses and other current assets                           4,254         5,251
------------------------------------------------------------------------------------------
Total current assets                                                 122,573       118,439
Property, plant and equipment                                         48,417        51,813
Less accumulated depreciation                                         21,172        23,674
------------------------------------------------------------------------------------------
Net property, plant and equipment                                     27,245        28,139
Deferred tax assets, net                                              12,976        12,156
Other assets                                                          20,852        21,876
------------------------------------------------------------------------------------------
                                                                   $ 183,646     $ 180,610
------------------------------------------------------------------------------------------
          LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                $  10,398     $   3,818
   Accrued expenses                                                   11,690        10,843
   Accrued interest expense                                            1,075           982
   Accrued income taxes payable                                          743           108
   Revolving credit facility - short term                              4,500         8,722
------------------------------------------------------------------------------------------
Total current liabilities                                             28,406        24,473
Long-term debt                                                        18,412        18,412
Revolving credit facility - long term                                 58,500        58,500
Other long-term liabilities                                           23,846        23,777
------------------------------------------------------------------------------------------
                                                                     129,164       125,162
Shareholders' equity:
      Preferred stock, without par value, 2,000,000 shares
        authorized and no shares issued and outstanding                   --            --
      Common stock, 20,000,000 shares authorized,
        without par value, $1.00 stated value, 8,412,901 shares
        issued and outstanding                                         8,413         8,413
      Paid-in capital                                                 50,483        50,483
      Accumulated translation adjustment                              (1,621)       (1,782)
      Accumulated deficit                                             (2,793)       (1,666)
------------------------------------------------------------------------------------------
Total shareholders' equity                                            54,482        55,448
------------------------------------------------------------------------------------------
                                                                   $ 183,646     $ 180,610
------------------------------------------------------------------------------------------

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)

------------------------------------------------------------------------------------------
                                                              Three months    Three months
                                                                  ended          ended
                                                                 June 28,        July 4,
                                                                   1997           1998
------------------------------------------------------------------------------------------
Net sales                                                      $    64,215     $    61,812
Cost of sales                                                       33,905          33,162
------------------------------------------------------------------------------------------
Gross profit                                                        30,310          28,650
Selling, general
Selling, General and administrative expenses                        27,440          25,456
------------------------------------------------------------------------------------------
Earnings from operations                                             2,870           3,194
Interest expense, net                                                2,226           2,250
Other income (expense), net                                             17              (9)
------------------------------------------------------------------------------------------
Earnings before income tax expense and extraordinary item              661             935
Income tax expense                                                     237             337
------------------------------------------------------------------------------------------
Earnings before extraordinary item                                     424             598
Extraordinary item (less applicable income taxes of $2,812)         (5,042)             --
------------------------------------------------------------------------------------------
Net earnings (loss)                                            $    (4,618)    $       598
------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Earnings Before Extraordinary Item:                         $      0.05     $      0.07
   Extraordinary item:                                               (0.60)             --
                                                               -----------     -----------
   Net Earnings (Loss):                                        $     (0.55)    $      0.07
------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
   Earnings Before Extraordinary Item:                         $      0.05     $      0.07
   Extraordinary item:                                               (0.60)             --
                                                               -----------     -----------
   Net Earnings (Loss):                                        $     (0.55)    $      0.07
------------------------------------------------------------------------------------------
Basic weighted average number of shares outstanding              8,346,051       8,412,901
Diluted weighted average number of shares outstanding            8,346,051       8,588,398
------------------------------------------------------------------------------------------

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------
                                                               Six months       Six months
                                                                 ended            ended
                                                                June 28,         July 4,
                                                                  1997            1998
------------------------------------------------------------------------------------------
Net sales                                                      $   123,398     $   120,482
Cost of sales                                                       63,348          64,048
------------------------------------------------------------------------------------------
Gross profit                                                        60,050          56,434
Selling, general
   and administrative expenses                                      53,932          50,354
Non-recurring selling, general
   and administrative expenses                                      (4,670)             --
------------------------------------------------------------------------------------------
Earnings from operations                                            10,788           6,080
Interest expense, net                                                4,728           4,316
Other expense, net                                                      (2)             (7)
------------------------------------------------------------------------------------------
Earnings before income tax expense and extraordinary item            6,058           1,757
Income tax expense                                                   2,169             633
------------------------------------------------------------------------------------------
Earnings before extraordinary item                                   3,889           1,124
Extraordinary item (less applicable income taxes of $2,812)         (5,042)             --
------------------------------------------------------------------------------------------
Net earnings (loss)                                            $    (1,153)    $     1,124
------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Earnings before extraordinary item:                         $      0.47     $      0.13
   Extraordinary item:                                               (0.60)             --
                                                               -----------     -----------
   Net Earnings (Loss):                                        $     (0.13)    $      0.13
------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
   Earnings before extraordinary item:                         $      0.47     $      0.13
   Extraordinary item:                                               (0.60)             --
                                                               -----------     -----------
   Net Earnings (Loss):                                        $     (0.13)    $      0.13
------------------------------------------------------------------------------------------
Basic weighted average number of shares outstanding              8,346,051       8,412,901
Diluted weighted average number of shares outstanding            8,346,051       8,479,341
------------------------------------------------------------------------------------------

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


-----------------------------------------------------------------------------------
                                                             Six months  Six months
                                                               ended       ended
                                                              June 28,     July 4,
                                                                1997        1998
-----------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                                        $ (1,153)    $  1,124
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Gain on disposal of assets                              (4,847)         (22)
        Depreciation and amortization                            2,624        2,431
        Deferred taxes                                            (923)         812
        Extraordinary item                                       5,042           --
        Noncash interest expense                                   331          216
        Increase in receivables                                 (4,837)      (7,138)
        Decrease (increase) in inventories                      (6,083)       9,364
        Increase in prepaid expenses and other assets           (2,842)      (2,092)
        Decrease in accounts payable, accrued
          interest expense and other accrued expenses          (11,027)      (8,155)
        Increase (decrease) in other long-term liabilities       1,065          (69)
-----------------------------------------------------------------------------------
Net cash used in operating activities                          (22,650)      (3,529)
-----------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from the sale of assets of 130 S. Canal
      in 3/97, net of transaction costs                          6,277           --
   Proceeds from the disposal of assets                             38          757
   Additions to property, plant and equipment                   (3,339)      (4,363)
-----------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              2,976       (3,606)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
   Receipts from new revolving credit facility                  59,500           --
   Repurchase of 12-3/4% Senior Notes, including
      tender premium and refinancing costs, net of tax         (56,080)          --
   Net borrowings under revolving credit facility                   --        4,222
-----------------------------------------------------------------------------------
Net cash used in financing activities                            3,420        4,222
-----------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                   (16,254)      (2,913)
   Cash and cash equivalents at beginning of period             21,691        7,195
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  5,437     $  4,282
-----------------------------------------------------------------------------------
   Supplemental disclosure:
      Cash payments for income taxes, net                     $    725     $    553

      Cash payments for interest                              $  6,184     $  4,193
-----------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 4, 1998
(Dollars in thousands)
(Unaudited)


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

(2)      SALE OF ASSETS OF CORPORATE HEADQUARTERS BUILDING

         On March 20, 1997, the Company completed the sale of the corporate headquarters building located in downtown Chicago, Illinois. The net gain on sale of $4,837 is included in non-recurring selling, general and administrative expenses.

(3)      TENDER OFFER FOR SENIOR NOTES

         On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to its Senior Notes. Approximately $51 million aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69.45 million aggregate principal amount of outstanding Senior Notes. The Company also executed a new $110 million, five-year secured revolving credit facility that replaced the $75 million credit facility described above. An extraordinary loss of approximately $5.0 million, net of tax, was associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 4, 1998
(Dollars in thousands)
(Unaudited)


(4)      NET EARNINGS (LOSS) PER COMMON SHARE

         For the three and six months ended July 4, 1998, net earnings per share data was computed using the average weighted basic and diluted shares outstanding. For the three and six months ended June 28, 1997, net loss per share data was computed using the average weighted basic shares outstanding. Common stock equivalents were not used due to the antidilutive effect on the computation.

(5)      COMPREHENSIVE INCOME (LOSS)
         Comprehensive Income (Loss) is as follows:

                                         Three months               Three months
                                            Ended                      Ended
                                           June 28,                    July 4,
                                             1997                       1998
--------------------------------------------------------------------------------
Net earnings (loss)                       $   (4,618)                 $     598

Other Comprehensive Loss:
  Foreign currency adjustments                  (556)                      (124)
                                          ----------                  ---------
Comprehensive Income (Loss)               $   (5,174)                 $     474
                                          ==========                  =========

--------------------------------------------------------------------------------
                                          Six months                  Six months
                                            Ended                       Ended
                                           June 28,                     July 4,
                                             1997                        1998
--------------------------------------------------------------------------------
Net earnings (loss)                       $   (1,153)                 $   1,124

Other Comprehensive Loss:
  Foreign currency adjustments                  (785)                      (161)
                                          ----------                  ---------
Comprehensive Income (Loss)               $   (1,938)                 $     963
                                          ==========                  =========
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 4, 1998
(Dollars in thousands)
(Unaudited)


(6)      INVENTORIES
         Inventories are summarized as follows:


--------------------------------------------------------------------------------
                                                     January 3,          July 4,
                                                       1998               1998
--------------------------------------------------------------------------------
Retail merchandise                                   $ 40,531           $ 41,979
Finished Products                                      30,028             21,933
Work-in-process                                           997              2,050
Raw materials                                           9,433              5,663
                                                     --------           --------

                                                     $ 80,989           $ 71,625
                                                     ========           ========
--------------------------------------------------------------------------------


(7)      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         In connection with the Distribution, Florsheim issued $85,000, of which $18,412 are outstanding at July 4, 1998, of 12-3/4% Senior Notes due 2002. The Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

         The following condensed consolidating information presents:

         1. Condensed consolidating balance sheets as of January 3, 1998 and July 4, 1998, condensed consolidating statements of operations for the three months ended June 28, 1997 and the three months ended July 4, 1998, condensed consolidating statements of operations and statements of cash flows for the six months ended June 28, 1997 and the six months ended July 4, 1998, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and
            (d) Florsheim on a consolidated basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)


                      Condensed Consolidating Balance Sheet

                                 January 3, 1998

------------------------------------------------------------------------------------------------------------------
                                                          Guarantor      Nonguarantor
                                             Parent      subsidiaries    subsidiaries   Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------
Assets:
   Current assets:
     Cash and cash
        equivalents                         $  4,389       $    374        $  2,432       $     --        $  7,195
     Receivables                              23,554            104           5,635         (2,699)         26,594
     Inventories                              48,949         20,415          11,625             --          80,989
     Prepaid expenses and
        other current assets                   5,773            940           1,082             --           7,795
------------------------------------------------------------------------------------------------------------------
   Total current assets                       82,665         21,833          20,774         (2,699)        122,573
   Net property, plant and
     equipment                                19,917          4,724           2,604             --          27,245
   Other assets                               35,797           (933)            419         (1,455)         33,828
   Investments in subsidiaries                40,027             --              --        (40,027)             --
------------------------------------------------------------------------------------------------------------------
Total assets                                $178,406       $ 25,624        $ 23,797       $(44,181)       $183,646
==================================================================================================================
Liabilities and Shareholders' Equity:
   Current liabilities:
     Revolving credit facility,
        short-term                          $  4,500       $     --        $     --       $     --        $  4,500
     Accounts payable                          8,295            418           4,384         (2,699)         10,398
     Accrued expenses
        and other current
        liabilities                           10,371            614           2,523             --          13,508
------------------------------------------------------------------------------------------------------------------
   Total current liabilities                  23,166          1,032           6,907         (2,699)         28,406

   Long-term debt, less
     current maturities                       76,912             --              --             --          76,912
   Other long-term liabilities                23,846             --           1,455         (1,455)         23,846
   Shareholders' equity                       54,482         24,592          15,435        (40,027)         54,482
------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                     $178,406       $ 25,624        $ 23,797       $(44,181)       $183,646
==================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)


                      Condensed Consolidating Balance Sheet

                                  July 4, 1998

-----------------------------------------------------------------------------------------------------------------
                                                          Guarantor     Nonguarantor
                                             Parent      subsidiaries   subsidiaries   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------
Assets:
  Current assets:
    Cash and cash
      equivalents                           $  1,890       $  1,000       $  1,392       $     --        $  4,282
    Receivables                               31,086            262          6,584         (4,200)         33,732
    Inventories                               40,101         18,936         12,588             --          71,625
    Prepaid expenses and
      other current assets                     6,576            897          1,327             --           8,800
-----------------------------------------------------------------------------------------------------------------
  Total current assets                        79,653         21,095         21,891         (4,200)        118,439
  Net property, plant and
    equipment                                 21,281          4,360          2,498             --          28,139
  Other assets                                34,534             --             69           (570)         34,032
  Investments in subsidiaries                 40,155             --             --        (40,155)             --
-----------------------------------------------------------------------------------------------------------------
Total assets                                $175,623       $ 25,455       $ 24,458       $(44,925)       $180,610
=================================================================================================================
Liabilities and Shareholders' Equity:
  Current liabilities:

    Debt revolver - short term                 8,500             --            222             --           8,722
    Accounts payable                           6,325            600          1,093         (4,200)          3,818
    Accrued expenses
      and other current
      liabilities                              4,664            750          6,519             --          11,933
-----------------------------------------------------------------------------------------------------------------
  Total current liabilities                   19,489          1,350          7,834         (4,200)         24,473

  Long-term debt, less
    current maturities                        76,912             --             --             --          76,912
  Other long-term liabilities                 23,777             --            570           (570)         23,777
  Shareholders' equity                        55,445         24,104         16,054        (40,155)         55,448
-----------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                      $175,623       $ 25,455       $ 24,458       $(44,925)       $180,610
=================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)


                Condensed Consolidating Statements of Operations

                      For three months ended June 28, 1997

----------------------------------------------------------------------------------------------------------------------
                                                             Guarantor      Nonguarantor
                                               Parent       subsidiaries    subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Net sales                                     $ 46,600        $ 12,350        $ 10,985        $ (5,720)       $ 64,215
Cost of sales                                   26,549           6,677           6,399          (5,720)         33,905
----------------------------------------------------------------------------------------------------------------------
Gross profit                                    20,051           5,673           4,586              --          30,310
Selling, general and
   administrative expenses                      17,693           5,617           4,130              --          27,440
----------------------------------------------------------------------------------------------------------------------
Earnings from operations                         2,358              56             456              --           2,870
Interest expense                                 2,226              --              --              --           2,226
Equity in earnings of subsidiaries,
   net of tax                                      374              --              --            (374)             --
Other income (expense), net                         18              --              (1)             --              17
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
   income taxes and extraordinary item             524              56             455            (374)            661
Income tax expense (benefit)                        99              23             115              --             237
----------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                 425              33             340            (374)            424
Extraordinary item (less applicable
   income taxes of $2,812)                      (5,042)                                                         (5,042)
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                           $ (4,617)       $     33        $    340        $   (374)       $ (4,618)
======================================================================================================================

                       For three months ended July 4, 1998

----------------------------------------------------------------------------------------------------------------------
                                                             Guarantor      Nonguarantor
                                               Parent       subsidiaries    subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Net sales                                     $ 43,861        $ 10,726        $  9,515        $ (2,290)       $ 61,812
Cost of sales                                   23,934           5,974           5,544          (2,290)         33,162
----------------------------------------------------------------------------------------------------------------------
Gross profit                                    19,927           4,752           3,971              --          28,650
Selling, general and
   administrative expenses                      16,485           5,274           3,699              --          25,456
----------------------------------------------------------------------------------------------------------------------
Earnings from operations                         3,442            (522)            272              --           3,194
Interest expense                                 2,250              --              --              --           2,250
Equity in earnings of subsidiaries,
   net of tax                                     (150)             --              --             150              --
Other income (expense), net                         (6)              1              (3)             --              (9)
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes              1,036            (521)            269            (150)            935
Income tax expense (benefit)                       440            (184)             80              --             337
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                           $    596        $   (337)       $    189        $   (150)       $    598
======================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)


                Condensed Consolidating Statements of Operations
                       For six months ended June 28, 1997


----------------------------------------------------------------------------------------------------------------------
                                                             Guarantor      Nonguarantor
                                               Parent       subsidiaries    subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Net sales                                     $ 92,126        $ 23,479        $ 21,909        $(14,116)       $123,398
Cost of sales                                   52,200          12,702          12,562         (14,116)         63,348
----------------------------------------------------------------------------------------------------------------------
Gross profit                                    39,926          10,777           9,347              --          60,050
Selling, general and
   administrative expenses                      34,573          11,139           8,220              --          53,932
Non-recurring selling, general,
   administrative expenses                      (4,670)             --              --              --          (4,670)
----------------------------------------------------------------------------------------------------------------------
Earnings from operations                        10,023            (362)          1,127              --          10,788
Interest expense                                 4,728              --              --              --           4,728
Equity in earnings of subsidiaries,
   net of tax                                      554              --              --            (554)             --
Other income (expense), net                         17              --             (19)             --              (2)
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
   income taxes and extraordinary item           5,866            (362)          1,108            (554)          6,058
Income tax expense (benefit)                     1,977            (123)            315              --           2,169
----------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item               3,889            (239)            793            (554)          3,889
Extraordinary item (less applicable
   income taxes of $2,812)                      (5,042)                                                         (5,042)
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                           $ (1,153)       $   (239)       $    793        $   (554)       $ (1,153)
======================================================================================================================

                        For six months ended July 4, 1998

----------------------------------------------------------------------------------------------------------------------
                                                             Guarantor      Nonguarantor
                                               Parent       subsidiaries    subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Net sales                                     $ 88,543        $ 21,350        $ 19,751        $ (9,162)       $120,482
Cost of sales                                   49,378          11,996          11,836          (9,162)         64,048
----------------------------------------------------------------------------------------------------------------------
Gross profit                                    39,165           9,354           7,915              --          56,434
Selling, general and
   administrative expenses                      32,231          11,154           6,971              --          50,354
----------------------------------------------------------------------------------------------------------------------
Earnings from operations                         6,934          (1,800)            944              --           6,080
Interest expense                                 4,316              --              --              --           4,316
Equity in earnings of subsidiaries,
   net of tax                                     (377)             --              --             377              --
Other income (expense), net                        (31)             --              23              --              (7)
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
   income taxes and extraordinary item           2,210          (1,800)            967             377           1,757
Income tax expense (benefit)                     1,088            (630)            174              --             633
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                           $  1,122        $ (1,170)       $    793        $    377        $  1,124
======================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)



                Condensed Consolidating Statements of Cash Flows

                       For six months ended June 28, 1997

----------------------------------------------------------------------------------------------------------------------
                                                            Guarantor       Nonguarantor
                                              Parent       subsidiaries     subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                       $(22,207)       $    835        $  1,912        $ (3,190)       $(22,650)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from the sale of
       assets of 130 S. Canal, net
       of transaction costs                   $  6,277                                                           6,277
     Proceeds from the
       disposal of assets                           38              --              --              --              38
     Additions to property,
         plant and equipment                    (2,756)           (442)           (141)             --          (3,339)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing
   activities                                    3,559            (442)           (141)             --           2,976
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing
   activities:
   Net capital contribution
     from (to) Parent                             (785)           (194)         (2,211)          3,190              --
   Receipts from new
     revolving credit facility                  59,500              --              --              --          59,500
   Repurchase of 12-3/4% Senior
     Notes including, tender  premium
     and refinancing costs, net of tax         (56,080)             --              --              --         (56,080)
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                        2,635            (194)         (2,211)          3,190           3,420
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                        (16,013)            199            (440)             --         (16,254)
Cash and cash equivalents
   at beginning of period                       18,427             397           2,867              --          21,691
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $  2,414        $    596        $  2,427        $     --        $  5,437
======================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 4, 1998
(Continued)
(Dollars in thousands)
(Unaudited)


                Condensed Consolidating Statements of Cash Flows

                        For six months ended July 4, 1998

----------------------------------------------------------------------------------------------------------------------
                                                              Guarantor     Nonguarantor
                                               Parent       subsidiaries    subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                        $ (3,430)       $    227        $   (831)       $    505        $ (3,529)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from the
      disposal of assets                           757              --              --              --             757
    Additions to property,
        plant and equipment                     (3,665)           (280)           (418)             --          (4,363)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities                                    (2,908)           (280)           (418)             --          (3,606)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing
  activities:
  Net capital contribution
    from (to) Parent                              (161)            679             (13)           (505)             --
  Net borrowings under
    revolving credit facility                    4,000              --             222              --           4,222
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                         3,839             679             209            (505)          4,222
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                          (2,499)            626          (1,040)             --          (2,913)
Cash and cash equivalents
  at beginning of period                         4,389             374           2,432              --           7,195
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period                            $  1,890        $  1,000        $  1,392        $     --        $  4,282
======================================================================================================================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

OVERVIEW

Florsheim Group Inc. (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 323 company-operated specialty stores and outlet stores as of July 4, 1998.

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

RESULTS OF OPERATIONS

Three Months Ended July 4, 1998 Compared to Three Months Ended June 28, 1997.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.


------------------------------------------------------------------------------------------
                                                         Three months ended
                                           -----------------------------------------------
(Dollars in thousands)                       June 28, 1997                July 4, 1998
------------------------------------------------------------------------------------------
                                            Amount       %              Amount       %
------------------------------------------------------------------------------------------
Net sales:
   U.S. Wholesale                          $ 23,108     36.0 %         $ 23,315     37.7 %
   U.S. Retail                               29,012     45.2             27,737     44.9
   International (including
       exports from U.S.)                    12,095     18.8             10,760     17.4
------------------------------------------------------------------------------------------
   Total net sales                         $ 64,215    100.0 %         $ 61,812    100.0 %
------------------------------------------------------------------------------------------
Percent change in same store
   sales (1)                                             2.4 %                       3.2 %

EBITDA (2)                                 $  4,179      6.5 %         $  4,420      7.2 %
------------------------------------------------------------------------------------------

Number of retail stores:
   U.S. specialty                               198                         179
   U.S. outlets                                  94                          90
   International                                 54                          54
                                           --------                    --------
       Total                                    346                         323
                                           ========                    ========
------------------------------------------------------------------------------------------

(1) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior year period of comparable length.

(2) Earnings before interest expense, income taxes, depreciation and amortization, and other income (expense), net and extraordinary items.

                                                           Three months ended
                                                        ------------------------
                                                        June 28,         July 4,
Operations data (as a percent of net sales)               1997            1998
--------------------------------------------------------------------------------
Net sales                                                100.0 %         100.0 %
Gross profit                                              47.2            46.4
Selling, general, and administrative expenses             42.7            41.2
Earnings from operations                                   4.5             5.2
Interest expense                                           3.5             3.6
Extraordinary item, net of tax                           (7.9)               -
Net earnings (loss)                                      (7.2)             1.0
Earnings before extraordinary item                         0.7             1.0
================================================================================

Net sales for the three months ended July 4, 1998 (Second Quarter 1998) were $61,812, down $2,403, or 3.7%, as compared to the three months ended June 28, 1997 (Second Quarter 1997). U.S. wholesale net sales increased $207, or 0.9%, due to 1998 shipments to new accounts offset by reductions in promotional closeout shipments included in Second Quarter 1997 sales. U.S. retail net sales decreased $1,275, or 4.4%, as a result of sales reductions from net store closings partially offset by Second Quarter 1998 same store sales increase of 3.2% at U.S. specialty stores. International sales increased $1,335, or 11.0%, primarily due to reduced sales in Southeast Asia caused by currency devaluations.

Gross profit margin for Second Quarter 1998 was 46.4% of net sales, as compared to 47.2% of net sales for Second Quarter 1997. The decrease was due to a mix shift to a higher percentage of wholesale sales.

Selling, general and administrative expenses for Second Quarter 1998 were $25,456, a decrease of $1,984 or 7.2%, from Second Quarter 1997. Selling, general and administrative expenses for Second Quarter 1998 were 41.2% of net sales, a decrease from 42.7% of net sales for Second Quarter 1997 partially due to expense reduction programs.

Earnings from operations for Second Quarter 1998 were $3,194, an increase of $324, or 11.3%, from Second Quarter 1997, and EBITDA for Second Quarter 1998 was $4,420, an increase of $241, or 5.8%, from Second Quarter 1997. As a result, earnings from operations for Second Quarter 1998 were 5.2% of net sales, as compared to 4.5% of net sales for Second Quarter 1997, and EBITDA for Second Quarter 1998 was 7.2% of net sales, as compared to 6.5% of net sales for Second Quarter 1997. EBITDA is presented as a supplemental disclosure and not as an alternative to earnings from operations or cash flows from operating activities computed in accordance with generally accepted accounting principles as an indicator of operating performance. EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. Earnings from operations and EBITDA in Second Quarter 1998 are improved from Second Quarter 1997 primarily due to the reduction in selling, general, and administrative expenses partially offset by the Southeast Asia currency devaluation.

Interest expense for Second Quarter 1998 was $2,250 as compared to the Second Quarter 1997 amount of $2,226. This increase is due to the cost of increased average outstanding borrowings during the Second Quarter 1998 as compared to the cost of the average outstanding borrowings during the Second Quarter 1997 and as a result of the repurchase of the Senior Notes.

An extraordinary loss associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility was $5,042, net of tax, for Second Quarter 1997.

The diluted earnings per share for Second Quarter 1998, were $0.07 per share, an improvement from earnings per share before extraordinary item of $0.05 in Second Quarter 1997. The diluted earnings per share for Second Quarter 1997 after the extraordinary item was ($0.55).

SIX MONTHS ENDED JULY 4, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.


------------------------------------------------------------------------------------------
                                                          Six months ended
                                           -----------------------------------------------
(Dollars in thousands)                       June 28, 1997               July 4, 1998
------------------------------------------------------------------------------------------
                                            Amount       %              Amount       %
------------------------------------------------------------------------------------------
Net sales:
   U.S. Wholesale                          $ 41,814     33.9 %         $ 44,087     36.6 %
   U.S. Retail                               57,697     46.8             54,036     44.8
   International (including
      exports from U.S.)                     23,887     19.4             22,359     18.6
------------------------------------------------------------------------------------------
   Total net sales                         $123,398    100.0 %         $120,482    100.0 %
------------------------------------------------------------------------------------------
Percent change in same store
   sales (1)                                             6.0 %                      (2.2)%

EBITDA (2)                                 $  8,742      7.1 %         $  8,511      6.9 %
==========================================================================================

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

                                                                    Six months ended
                                                                  ----------------------
                                                                  June 28,       July 4,
Operations data (as a percent of net sales)                         1997          1998
----------------------------------------------------------------------------------------
Net sales                                                          100.0 %       100.0 %
Gross profit                                                        48.7          46.8
Selling, general, and administrative expenses, excluding
   non-recurring selling, general and administrative expenses       43.7          41.8
Earnings from operations, excluding non-recurring
   selling, general and administrative expenses                      5.0           5.0
Interest expense                                                     3.8           3.6
Extraordinary item, net of tax                                      (4.1)           --
Net earnings (loss)                                                 (0.9)          0.9
Earnings before extraordinary item - pro forma                       0.7 (1)       0.9
----------------------------------------------------------------------------------------

(1)      Pro forma excludes gain on sale of 130 S. Canal.

Net sales for the six months ended July 4, 1998 (First Half 1998) were $120,482, up $2,916, or 2.4%, as compared to the six months ended June 28, 19976 (First Half 1997). U.S. wholesale net sales increased $2,273, or 5.4%, due to gains from increased number of accounts for wholesale distribution. U.S. retail net sales decreased $3,661, or 6.3%, as a result of sales reductions from net store closings and First Half 1998 same store sales decrease at U.S. specialty stores of 2.2%. International sales increased $1,528, or 6.4%, primarily due to reduced sales in Southeast Asia caused by currency devaluations.

Gross profit margin for First Half 1998 was 46.8% of net sales, as compared to 48.7% of net sales for First Half 1997. The decrease was due to price promotion activity during the First Quarter 1998, store closings and the mix shift to a higher percentage of wholesale sales.

Selling, general and administrative expenses for the First Half 1998 were $50,354, a decrease of $3,578, or 6.6%, from First Half 1997. Selling, general and administrative expenses for First Half 1998 were 41.8% of net sales, a decrease from 43.7% of net sales for First Half 1997. The decrease is attributable to cost reduction programs and store closings.

Earnings from operations for First Half 1998 were $6,080, a decrease of $4,709, or 43.6%, from First Half 1997, including non-recurring selling, general and administrative expenses of $4,670. Excluding the non-recurring selling, general and administrative expenses, earnings from operations for First Half 1997 were $6,119. EBITDA for First Half 1998 was $8,511, a decrease of $212, or 2.4%, from First Half 1997, excluding non-recurring selling, general and administrative expenses. As a result, earnings from operations for First Half 1998 was 5.0% of net sales, as compared to 8.7% of net sales for First Half 1997, and EBITDA for First Half 1998 was 7.1% of net sales, as compared to 7.1% of net sales for First Half 1997. The decrease in earnings from operations and EBITDA in First Half 1998 is primarily due to store closings and a decrease in same store sales. The gain of $4,670 in non-recurring selling, general, and administrative expense for First Half 1997 related to the sale of corporate headquarters building located in downtown Chicago recorded in First Quarter 1997.

Interest expense for First Half 1998 was $4,316, as compared to the First Half 1997 amount of $4,728. This decrease is due to the lower amount of Senior Notes outstanding and lower average outstanding borrowings under the credit facility during the First Half 1998 as compared to the average outstanding during First Half 1997.

An extraordinary loss associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility was $5,042, net of tax, for First Half 1997.

The diluted earnings per share for First Half 1998, were $0.13 per share, an increase from the earnings before extraordinary item per share amount of $ 0.47 in First Half 1997. Included in the First Half 1997 amount was the non-recurring pre-tax gain of $4,670 generated by the sale of the Company's former corporate headquarters building.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL

Working capital at July 4, 1998 was $93,966, as compared to $94,167 at January 3, 1998. The decrease during the First Half 1998 is primarily due to the inventory reduction programs initiated in First Half 1998 offset by increased receivables due from customers and capital expenditures. Cash interest payments totaled $4,193 during First Half 1998, and cash income tax payments were $553 during First Half 1998.


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

Further credit facility borrowings will be made from time to time to finance future liquidity requirements, including the month-to-month working capital requirements. The revolving credit facility provides for borrowings of up to $110,000 and other extensions of credit based on a debt-to-EBITDA ratio and other covenants. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1.25 %, or at an adjusted LIBOR rate plus a factor, currently 2.25 %, depending on the type of loan the Company executes and various covenant ratios.

As of July 4, 1998, total debt including the Senior Notes outstanding and the borrowings under the credit facility totaled $85.6 million as compared to $81.4 million as of January 3, 1998.

         SEASONALITY OF BUSINESS

In total, the Company's net sales are generally not seasonal; however earnings from operations and EBITDA tend to be higher in the fourth quarter due to the proportionately higher retail sales which include both a wholesale and a retail margin.

                            PART II OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders, held on May 20, 1998, stockholders voted upon the following matters:

         (a) Election of 10 directors. The number of votes cast for and withheld for each individual are as follows:

                  Name                         For                   Withheld
                  ----                         ---                   --------
             Adam Aron                      8,066,364                 21,038
             Bernard Attal                  8,067,339                 20,063
             Charles J. Campbell            8,067,947                 19,455
             Robert H. Falk                 8,067,955                 19,447
             Michael S. Gross               8,067,870                 19,532
             John J. Hannan                 8,067,955                 19,447
             Jashua J. Harris               8,067,855                 19,547
             John H. Kissick                8,067,956                 19,446
             Ronald J. Mueller              8,066,196                 21,206
             Michael D. Weiner              8,067,955                 19,447

         (b) Ratification of the selection of KPMG Peat Marwick LLP as Independent Auditors for the year ending January 2, 1999.


             Affirmative Votes              8,065,314
             Negative Votes                     3,060
             Abstention Votes                  19,028


Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

                  27       Financial Data Schedule

         (b) A Form 8-K was not required to be filed during the quarter ended July 4, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FLORSHEIM GROUP INC.
                                        (Registrant)


                                     By: /s/ Richard J. Anglin
                                         ---------------------------------------
                                         Richard J. Anglin
                                         Vice-President, Chief Financial Officer


Date: August 14, 1998