Form 10-Q
period 1998-10-03
FLORSHEIM GROUP INC
filed 1998-11-16
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                          ----------------------------
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 3, 1998 OR



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


                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

                     8,413,651 Shares as of November 2, 1998
                     ---------------------------------------



================================================================================

                          PART I FINANCIAL INFORMATION




Item 1.               Financial Statements


Consolidated Financial Statements for the quarter ended October 3, 1998.


            Consolidated Balance Sheet:

                      October 3, 1998
                      September 27, 1997

            Consolidated Statement of Operations:

                      Three Months Ended October 3, 1998
                      Three Months Ended September 27, 1997

                      Nine Months Ended October 3, 1998
                      Nine Months Ended September 27, 1997

            Consolidated Statement of Cash Flows:

                      Nine Months Ended October 3, 1998
                      Nine Months Ended September 27, 1997

            Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the period. The results for the three months and the nine months ended October 3, 1998 are not necessarily indicative of the results to be expected for the full year.

                              FLORSHEIM GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


---------------------------------------------------------------------------------------------------------------------------
                                                                                                                Unaudited
                                                                                                                ---------
                                                                                       January 3,               October 3,
              ASSETS                                                                    1998                      1998
---------------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                          $   7,195                 $   3,485
    Receivables, less allowances of $1,084 at
       January 3, 1998 and $1,007 at October 3, 1998                                      26,594                    36,497
    Inventories                                                                           80,989                    78,016
    Deferred tax assets, net                                                               3,541                     3,517
    Prepaid expenses and other current assets                                              4,254                     7,944
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     122,573                   129,459
Property, plant and equipment                                                             48,417                    53,819
Less accumulated depreciation                                                             21,172                    23,509
---------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                         27,245                    30,310
Deferred tax assets, net                                                                  12,976                    12,277
Other assets                                                                              20,852                    22,678
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 183,646                 $ 194,724
---------------------------------------------------------------------------------------------------------------------------
              LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable                                                                   $  10,398                 $  13,926
    Accrued expenses                                                                      11,690                     6,663
    Accrued interest expense                                                               1,075                       453
    Accrued income taxes payable                                                             743                        78
    Revolving credit facility - short term                                                 4,500                    18,387
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 28,406                    39,507
Long-term debt                                                                            18,412                    18,412
Revolving credit facility - long term                                                     58,500                    58,500
Other long-term liabilities                                                               23,846                    23,531
---------------------------------------------------------------------------------------------------------------------------
                                                                                         129,164                   139,950
Shareholders' equity:
       Preferred stock, without par value, 2,000,000 shares
          authorized and no shares issued and outstanding                                   -                         -
       Common stock, 20,000,000 shares authorized, without
          par value, $1.00 stated value, 8,412,901 shares issued
          and outstanding at January 3, 1998 and 8,413,651
          shares issued and outstanding at October 3,1998                                  8,413                     8,414
       Paid-in capital                                                                    50,483                    50,488
       Accumulated translation adjustment                                                 (1,621)                   (3,025)
       Accumulated deficit                                                                (2,793)                   (1,103)
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                54,482                    54,774
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 183,646                 $ 194,724
---------------------------------------------------------------------------------------------------------------------------

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)




---------------------------------------------------------------------------------------------------------------------
                                                                           Three months                  Three months
                                                                              ended                         ended
                                                                           September 27,                  October 3,
                                                                              1997                            1998
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                 $   60,177                      $   60,258
Cost of sales                                                                 31,941                          32,786
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                                  28,236                          27,472
Selling, general
    and administrative expenses                                               25,778                          24,235
Non-recurring selling, general
    and administrative expenses                                                  537                               -
---------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                       1,921                           3,237
Interest expense, net                                                          2,116                           2,294
Other expense, net                                                              (123)                            (40)
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income tax                                               (318)                            903
Income tax expense (benefit)                                                    (107)                            340
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                       $     (211)                     $      563
---------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
    Net Earnings (loss)                                                   $    (0.03)                     $     0.07
---------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
    Net Earnings (loss)                                                   $    (0.03)                     $     0.07
---------------------------------------------------------------------------------------------------------------------
Basic weighted average number of shares outstanding                        8,346,051                       8,413,151
Diluted weighted average number of shares outstanding                      8,374,751                       8,612,384
---------------------------------------------------------------------------------------------------------------------

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)



-------------------------------------------------------------------------------------------------------------
                                                                             Nine months          Nine months
                                                                                ended                ended
                                                                            September 27,          October 3,
                                                                                  1997                1998
-------------------------------------------------------------------------------------------------------------
Net sales                                                                     $  183,575          $  180,740
Cost of sales                                                                     95,289              96,834
-------------------------------------------------------------------------------------------------------------
Gross profit                                                                      88,286              83,906
Selling, general and administrative expenses                                      79,710              74,589
Non-recurring selling, general and administrative expenses                        (4,133)                  -
-------------------------------------------------------------------------------------------------------------
Earnings from operations                                                          12,709               9,317
Interest expense, net                                                              6,844               6,610
Other expense, net                                                                  (125)                (47)
-------------------------------------------------------------------------------------------------------------
Earnings before income tax and extraordinary item                                  5,740               2,660
Income tax expense                                                                 2,062                 973
-------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                                 3,678               1,687
Extraordinary item (less applicable income taxes of $2,812)                       (5,042)                  -
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                           $   (1,364)         $    1,687
-------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
    Earnings before extraordinary item                                              0.44                0.20
    Extraordinary item:                                                            (0.60)                  -
                                                                              -----------         -----------
    Net Earnings (Loss)                                                       $    (0.16)             $ 0.20
-------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
    Earnings before extraordinary item                                              0.44                0.20
    Extraordinary item:                                                            (0.60)                  -
                                                                              -----------         -----------
    Net Earnings (Loss)                                                       $    (0.16)         $     0.20
-------------------------------------------------------------------------------------------------------------
Basic weighted average number of shares outstanding:                           8,346,051           8,412,984
Weighted average common shares outstanding                                     8,374,751           8,639,353
-------------------------------------------------------------------------------------------------------------

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



--------------------------------------------------------------------------------------------------------------------
                                                                                   Nine months         Nine months
                                                                                      ended               ended
                                                                                  September 27,        October 3,
                                                                                      1997                1998
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                                                                 $ (1,364)           $  1,687
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
       Gain on disposal of assets                                                        (4,796)                (20)
       Depreciation and amortization                                                      3,708               3,525
       Deferred taxes                                                                    (1,242)                723
       Extraordinary item                                                                 5,042                   -
       Noncash interest expense                                                             439                 323
       Increase in receivables                                                           (3,419)             (9,903)
       Decrease (increase) in inventories                                                (8,431)              2,973
       Increase in prepaid expenses and other assets                                     (2,957)             (6,783)
       Decrease in accounts payable, accrued
         interest expense and other accrued expenses                                    (14,634)             (2,787)
       Increase (decrease) in other long-term liabilities                                 1,888                (315)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (25,766)            (10,577)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of assets of 130 S. Canal
     in 3/97, net of transaction costs                                                    6,277                   -
   Proceeds from the disposal of assets                                                      37                 785
   Additions to property, plant and equipment                                            (6,349)             (7,810)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (35)             (7,025)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in notes and loans payable                                                  142                   -
   Net borrowings under revolving credit facility                                        65,300              13,887
   Repurchase of 12-3/4% Senior Notes, including
     tender premium and refinancing costs, net of tax                                   (56,080)                  -
   Stock/Option exercise                                                                      -                   5
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 9,362              13,892
--------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                            (16,439)             (3,710)
   Cash and cash equivalents at beginning of period                                      21,691               7,195
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $  5,252            $  3,485
--------------------------------------------------------------------------------------------------------------------
   Supplemental disclosure:
     Cash payments for income taxes, net                                               $    860            $    915

     Cash payments for interest                                                        $  8,081            $  6,909
--------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 3, 1998
(Dollars in thousands)
(Unaudited)


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

(3)      TENDER OFFER FOR SENIOR NOTES

         On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to the Senior Notes. Approximately $51,000 aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding Senior Notes. The Company also has executed a new $110,000 (now reduced to $91,600), five-year secured revolving credit facility (credit facility) that replaces the $75,000 old credit facility described above. An extraordinary loss of approximately $5,042, net of tax, is associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility.

(4)      NET EARNINGS (LOSS) PER COMMON SHARE

         For the three and the nine months ended October 3, 1998, net earnings per share data was computed using the average weighted basic and diluted shares outstanding. For the three and nine months ended September 27, 1997, net loss per share data was computed using the average weighted basic shares outstanding. Common stock equivalents were not used due to the antidilutive effect on the computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 3, 1998
(Dollars in thousands)
(Unaudited)


(5)      COMPREHENSIVE INCOME (LOSS)
         Comprehensive Income (Loss) is as follows:



----------------------------------------------------------------------------------------------------
                                                               Three months          Three months
                                                                  Ended                 Ended
                                                              September 27,           October 3,
                                                                   1997                  1998
----------------------------------------------------------------------------------------------------
       Net earnings (loss)                                    $   (211)               $    563

       Other Comprehensive Loss:
           Foreign currency adjustments                            (89)                 (1,243)
                                                               --------               ---------

       Comprehensive Loss                                     $   (300)               $   (680)
                                                              =========               =========

----------------------------------------------------------------------------------------------------

                                                             Nine months             Nine months
                                                                Ended                   Ended
                                                            September 27,             October 3,
                                                                 1997                    1998
----------------------------------------------------------------------------------------------------
       Net earnings (loss)                                    $ (1,364)               $  1,687

       Other Comprehensive Loss:
           Foreign currency adjustments                           (874)                 (1,404)
                                                              ---------               ---------

       Comprehensive Income (Loss)                            $ (2,238)               $    283
                                                              =========               =========

----------------------------------------------------------------------------------------------------




(6)      INVENTORIES

         Inventories are summarized as follows:



------------------------------------------------------------------------------------------------
                                                January 3,                  October 3,
                                                   1998                        1998
------------------------------------------------------------------------------------------------
       Retail merchandise                           $ 40,531                    $ 44,075
       Finished products                              30,028                      25,577
       Work-in-process                                   997                       1,624
       Raw materials                                   9,433                       6,740
                                                    --------                    --------
                                                    $ 80,989                    $ 78,016
                                                    ========                    ========

------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 3, 1998
(Dollars in thousands)
(Unaudited)


(7)      ACCOUNTING CHANGE

         During the three months ended October 3, 1998, the Company adopted the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The after-tax effect of the accounting change on year-to-date earnings, $420, or $0.05 per share, was recorded during the quarter.


(8)      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         In connection with the Distribution, Florsheim issued $85,000, of which $18,412 are outstanding at October 3, 1998, of 12-3/4% Senior Notes due 2002. The Senior Notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

         The following condensed consolidating information presents:

         1. Condensed consolidating balance sheets as of January 3, 1998 and October 3, 1998, condensed consolidating statements of operations for the three months ended September 27, 1997 and the three months ended October 3, 1998, condensed consolidating statements of operations and statements of cash flows for the nine months ended September 27, 1997 and the nine months ended October 3, 1998, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended October 3, 1998
(Continued)
(Dollars in thousands)
(Unaudited)



-----------------------------------------------------------------------------------------------------------------------------------

                      Condensed Consolidating Balance Sheet

                                 January 3, 1998

-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Guarantor       Nonguarantor
                                                       Parent        subsidiaries     subsidiaries     Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
     Assets:
        Current assets:
            Cash and cash
                equivalents                          $   4,389         $    374       $    2,432         $      -        $   7,195
            Receivables                                 23,554              104            5,635           (2,699)          26,594
            Inventories                                 48,949           20,415           11,625                -           80,989
            Prepaid expenses and
                other current assets                     5,773              940            1,082                -            7,795
-----------------------------------------------------------------------------------------------------------------------------------
        Total current assets                            82,665           21,833           20,774           (2,699)         122,573
        Net property, plant and
            equipment                                   19,917            4,724            2,604                -           27,245
        Other assets                                    35,797             (933)             419           (1,455)          33,828
        Investments in subsidiaries                     40,027                -                -          (40,027)               -
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                    $ 178,406         $ 25,624       $   23,797        $ (44,181)      $  183,646
-----------------------------------------------------------------------------------------------------------------------------------
     Liabilities and Shareholders' Equity:
        Current liabilities:
        Revolving credit facility                        4,500                -                -                -            4,500
            Accounts payable                             8,295              418            4,384           (2,699)          10,398
            Accrued expenses
                and other current
                liabilities                             10,371              614            2,523                -           13,508
-----------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                       23,166            1,032            6,907           (2,699)          28,406

        Long-term debt, less
            current maturities                          76,912                -                -                -           76,912
        Other long-term liabilities                     23,846                -            1,455           (1,455)          23,846
        Shareholders' equity                            54,482           24,592           15,435          (40,027)          54,482
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
        shareholders' equity                         $ 178,406         $ 25,624       $   23,797        $ (44,181)      $  183,646
-----------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended October 3, 1998
(Continued)
(Dollars in thousands)
(Unaudited)



-----------------------------------------------------------------------------------------------------------------------------------

                      Condensed Consolidating Balance Sheet

                                 October 3, 1998

-----------------------------------------------------------------------------------------------------------------------------------

                                                                      Guarantor       Nonguarantor
                                                      Parent        subsidiaries     subsidiaries   Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
      Assets:
        Current assets:
            Cash and cash
                equivalents                          $   1,463         $    500         $  1,522          $     -        $   3,485
            Receivables                                 35,757              302            8,399           (7,961)          36,497
            Inventories                                 46,293           19,936           11,787                -           78,016
            Prepaid expenses and
                other current assets                     9,097            1,097            1,267                -           11,461
-----------------------------------------------------------------------------------------------------------------------------------
        Total current assets                            92,610           21,835           22,975           (7,961)         129,459
        Net property, plant and
            equipment                                   23,163            4,760            2,387                -           30,310
        Other assets                                    40,132           (4,591)             (72)            (514)          34,955
        Investments in subsidiaries                     33,908                -                -          (33,908)               -
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                    $ 189,813         $ 22,004         $ 25,290          $42,383)       $ 194,724
-----------------------------------------------------------------------------------------------------------------------------------
     Liabilities and Shareholders' Equity:
        Current liabilities:
            Accounts payable                            15,561            3,478            2,848           (7,961)          13,926
            Revolving credit facility                   18,000                -              387                -           18,387
            Accrued expenses
                and other current
                liabilities                              1,035              258            5,901                -            7,194
-----------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                       34,596            3,736            9,136           (7,961)          39,507

        Long-term debt, less
            current maturities                          76,912                -                -                -           76,912
        Other long-term liabilities                     23,531                -              514             (514)          23,531
        Shareholders' equity                            54,774           18,268           15,640          (33,908)          54,774
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
        shareholders' equity                         $ 189,813         $ 22,004         $ 25,290          $42,383)       $ 194,724
-----------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended October 3, 1998
(Continued)
(Dollars in thousands)
(Unaudited)



-------------------------------------------------------------------------------------------------------------------------------
                Condensed Consolidating Statements of Operations

                    For three months ended September 27, 1997

--------------------------------------------------------------------------------------------------------------------------------

                                                                      Guarantor     Nonguarantor
                                                       Parent       subsidiaries    subsidiaries     Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
     Net sales                                        $ 41,625        $ 11,493        $ 11,675        $ (4,686)          60,107
     Cost of sales                                      24,193           5,944           6,514          (4,686)          31,965
--------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                       17,432           5,549           5,161               -           28,142
     Selling, general and
        administrative expenses                         16,168           5,270           4,212               -           25,650
--------------------------------------------------------------------------------------------------------------------------------
     Earnings from operations                            1,264             279             949               -            2,492
     Interest expense                                    2,361               -               -               -            2,361
     Equity in earnings of subsidiaries,
        net of tax                                       1,411               -               -          (1,411)               -
     Other income (expense), net                             3               -              10               -               13
--------------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before
        income taxes                                       317             279             959          (1,411)             144
     Income tax expense (benefit)                          225            (408)            235               -               52
--------------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                              $     92         $   687        $    724        $ (1,411)         $    92
--------------------------------------------------------------------------------------------------------------------------------
                     For three months ended October 3, 1998

--------------------------------------------------------------------------------------------------------------------------------

                                                                      Guarantor     Nonguarantor
                                                       Parent       subsidiaries    subsidiaries     Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
     Net sales                                        $ 71,337        $ 10,692        $ 10,029       $ (31,800)        $ 60,258
     Cost of sales                                      52,603           6,377           6,081         (32,275)          32,786
--------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                       18,734           4,315           3,948             475           27,472
     Selling, general and
        administrative expenses                         15,571           5,539           3,125               -           24,235
     Non-recurring selling, general,
        and administrative expenses                          -               -               -               -                -
--------------------------------------------------------------------------------------------------------------------------------
     Earnings from operations                            3,163          (1,224)            823             475            3,237
     Interest expense                                    2,296               -              (2)              -            2,294
     Equity in earnings of subsidiaries,
        net of tax                                         377               -               -            (377)               -
     Other income (expense), net                           (96)              -              56               -              (40)
--------------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before
        income taxes                                     1,148          (1,224)            881              98              903
     Income tax expense (benefit)                          467            (453)            326               -              340
--------------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                              $    681        $   (771)       $    555       $      98         $    563
--------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended October 3, 1998
(Continued
(Dollars in thousands
(Unaudited)



--------------------------------------------------------------------------------------------------------------------------------

                Condensed Consolidating Statements of Operations
                    For nine months ended September 27, 1997

--------------------------------------------------------------------------------------------------------------------------------

                                                                  Guarantor     Nonguarantor
                                                   Parent       subsidiaries    subsidiaries   Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
     Net sales                                       $ 135,135        $ 35,324        $ 33,689       $ (20,573)       $ 183,575
     Cost of sales                                      77,171          19,203          19,488         (20,573)          95,289
--------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                       57,964          16,121          14,201               -           88,286
     Selling, general and
        administrative expenses                         50,755          16,749          12,206               -           79,710
     Non-recurring selling, general,
           and administrative expenses                  (4,133)              -               -               -           (4,133)
--------------------------------------------------------------------------------------------------------------------------------
     Earnings from operations                           11,342            (628)          1,995               -           12,709
     Interest expense                                    6,844               -               -               -            6,844
     Equity in earnings of subsidiaries,
        net of tax                                         735               -               -            (735)               -
     Other income (expense), net                           (39)              -             (86)              -             (125)
--------------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before
        income taxes                                     5,194            (628)          1,909            (735)           5,740
     Income tax expense (benefit)                        1,516              14             532               -            2,062
--------------------------------------------------------------------------------------------------------------------------------
     Earnings before extraordinary item                  3,678            (642)          1,377            (735)           3,678
     Extraordinary item (less applicable
           income  taxes of $2,812)                     (5,042)              -               -               -           (5,042)
--------------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                             $  (1,364)       $   (642)       $  1,377       $    (735)       $  (1,364)
--------------------------------------------------------------------------------------------------------------------------------
                      For nine months ended October 3, 1998

--------------------------------------------------------------------------------------------------------------------------------

                                                                  Guarantor     Nonguarantor
                                                   Parent       subsidiaries    subsidiaries   Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
     Net sales                                       $ 159,880        $ 32,042        $ 29,780       $ (40,962)       $ 180,740
     Cost of sales                                     101,981          18,373          17,917         (41,437)          96,834
--------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                       57,899          13,669          11,863             475           83,906
     Selling, general and
        administrative expenses                         47,800          16,693          10,096               -           74,589
--------------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) from operations                    10,099          (3,024)          1,767             475            9,317
     Interest (income) expense                           6,612               -              (2)              -            6,610
     Equity in earnings of subsidiaries,
        net of tax                                           -               -               -               -                -
     Other income (expense), net                          (126)              -              79               -              (47)
--------------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before
        income taxes                                     3,361          (3,024)          1,848             475            2,660
     Income tax expense (benefit)                          719               -             254               -              973
--------------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                               $ 2,642        $ (3,024)       $  1,594       $     475        $   1,687
--------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended October 3, 1998
(Continued)
(Dollars in thousands)
(Unaudited)




-----------------------------------------------------------------------------------------------------------------------------

                Condensed Consolidating Statements of Cash Flows

                    For nine months ended September 27, 1997

-----------------------------------------------------------------------------------------------------------------------------
                                                                     Guarantor     Nonguarantor
                                                           Parent   subsidiaries   subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
        operating activities                            $ (25,246)       $   440        $ 2,742       $ (3,702)    $ (25,766)
-----------------------------------------------------------------------------------------------------------------------------
     Cash flows from investing activities:
            Proceeds from the sale of assets of
                130 S. Canal, net of transaction costs      6,277              -              -              -         6,277
            Proceeds from the
                disposal of assets                             37              -              -              -            37
            Additions to property,
                plant and equipment                        (4,941)        (1,065)          (343)             -     $  (6,349)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)                                            -
        investing activities                                1,373         (1,065)          (343)             -           (35)
-----------------------------------------------------------------------------------------------------------------------------
     Cash flows from financing activities:
        Net increase in notes and loans payable               142              -              -              -           142
        Net capital contribution
            from (to) Parent                                 (755)           (66)        (2,881)         3,702             -
        Receipts from new revolving credit facility        65,300              -              -              -        65,300
        Repurchase of 12-3/4% Senior Notes
            including, tender premium and
            refinancing costs, net of tax                 (56,080)             -              -              -       (56,080)
-----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in)
            financing activities                            8,607            (66)        (2,881)         3,702         9,362
-----------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash
        equivalents                                       (15,266)          (691)          (482)             -       (16,439)
     Cash and cash equivalents
        at beginning of period                             18,427            397          2,867              -        21,691
-----------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents
        at end of period                                $   3,161        $  (294)       $ 2,385       $      -         5,252
-----------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For nine months ended October 3, 1998
(Continued)
(Dollars in thousands)
(Unaudited)



--------------------------------------------------------------------------------------------------------------------------

                Condensed Consolidating Statements of Cash Flows

                      For nine months ended October 3, 1998

--------------------------------------------------------------------------------------------------------------------------

                                                              Guarantor      Nonguarantor
                                                Parent       subsidiaries    subsidiaries   Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
        operating activities                    $ (7,984)    $   3,776       $    679       $  (7,048)      $  (10,577)
--------------------------------------------------------------------------------------------------------------------------
     Cash flows from investing activities:
           Proceeds from the
               disposal of assets                    785             -              -               -              785
           Additions to property,
               plant and equipment                (7,260)         (350)          (200)              -           (7,810)
--------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing                                                                                      -
        activities                                (6,475)         (350)          (200)              -           (7,025)
--------------------------------------------------------------------------------------------------------------------------
     Cash flows from financing
        activities:
        Net capital contribution
           from (to) Parent                       (2,359)       (3,300)        (1,389)          7,048                -
        Net borrowings under
           credit facility                        13,887             -              -               -           13,887
        Stock/Option exercise                          5             -              -               -                5
--------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in)
           financing activities                   11,533        (3,300)        (1,389)          7,048           13,892
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                      (2,926)          126           (910)              -           (3,710)
     Cash and cash equivalents
        at beginning of period                     4,389           374          2,432               -            7,195
--------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents
        at end of period                        $  1,463     $     500       $  1,522       $       -       $    3,485
--------------------------------------------------------------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

(Dollars in thousands)

OVERVIEW

Florsheim Group Inc. (Florsheim or the Company), founded in 1892, designs, markets, manufactures, and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim distributes its products in more than 6,000 department and specialty store locations worldwide and through 313 Company-operated specialty stores and outlet stores as of October 3, 1998.

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


On May 9, 1997, the Company completed a cash tender offer and consent solicitation relating to the Senior Notes. Approximately $51,000 aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding Senior Notes. The Company also executed a new $110,000 (now reduced to $91,600), five-year secured revolving credit facility (credit facility) that replaces the $75,000 old credit facility described above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and as a percentage of net sales, and retail store information.



------------------------------------------------------------------------------------------------------
                                                            Three months ended
                                     -----------------------------------------------------------------
(Dollars in thousands)                  September 27, 1997                October 3, 1998
------------------------------------------------------------------------------------------------------
                                             Amount        %                Amount        %
------------------------------------------------------------------------------------------------------
Net sales:
   U.S. Wholesale                           $ 19,990      33.2%            $ 22,741      37.7%
   U.S. Retail                                27,082      45.0               25,900      43.0
   International (including
    exports from U.S.)                        13,105      21.8               11,617      19.3
------------------------------------------------------------------------------------------------------
   Total net sales                          $ 60,177     100.0%            $ 60,258     100.0%
------------------------------------------------------------------------------------------------------
Percent change in same store
   sales (1)                                               3.1%                           5.2%

EBITDA (2)                                  $  3,578       5.9%            $  4,328       7.2%
------------------------------------------------------------------------------------------------------

Number of retail stores:
   U.S. specialty                                199                            175
   U.S. outlets                                   95                             84
   International                                  54                             54
                                            --------                       --------
    Total                                        348                            313
                                            ========                       ========

------------------------------------------------------------------------------------------------------


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



-------------------------------------------------------------------------------------------------------
                                                                   Three months ended
                                                  -----------------------------------------------------
                                                           September 27,            October 3,
Operations data (as a percent of net sales)                   1997                   1998
-------------------------------------------------------------------------------------------------------
Net sales                                                     100.0%                  100.0%
Gross profit                                                   46.9                    45.6
Selling, general, and administrative expenses, excluding
   non-recurring selling, general and administrative expenses  42.8                    40.2
Earnings from operations, excluding non-recurring selling,
   general and administrative expenses                          4.1                     5.4
Interest expense                                                3.5                     3.8
Net earnings (loss)                                            (0.4)                    0.9
-------------------------------------------------------------------------------------------------------

Net sales for the three months ended October 3, 1998 (Third Quarter 1998) were $60,258 and were approximately even compared to the net sales for three months ended September 27, 1997 (Third Quarter 1997). U.S. wholesale net sales increased $2,751, or 13.8%, compared to Third Quarter 1997 primarily due to the incremental sales from the new product divisions (Florsheim Golf, Joseph Abboud and John Deere), increased volume in the Fall 1998 line, and the continued expansion of department store doors and big box retailers. U.S. retail net sales decreased $1,182, or 4.4%, primarily due to planned store closings partially offset by a positive same store sales increase of 5.2 % as compared to last year. International sales decreased $1,488, or 11.4%, primarily due to the current financial crisis in the Southeast Asia and its related currency devaluation, which has also significantly impacted Australia.

Gross profit margin for Third Quarter 1998 was 45.6% of net sales, as compared to 46.9% of net sales for Third Quarter 1997. The gross profit margin decreased due to price promotion activity and a mix shift to a higher percentage of wholesale sales.

Selling, general and administrative expenses for Third Quarter 1998 were $24,235, a decrease of $1,543, or 6.0%, from Third Quarter 1997, excluding the non-recurring items discussed below. Selling, general and administrative expenses for Third Quarter 1998 were 40.2% of net sales, as compared to 42.8% of net sales for Third Quarter 1997. The decrease was due to the Company's cost reduction programs and planned store closings.

Earnings from operations for Third Quarter 1998 were $3,237, an increase of $779, or 31.7%, from Third Quarter 1997, excluding the non-recurring selling, general, and administrative expense, and EBITDA for Third Quarter 1998 was $4,328, an increase of $750, or 21.0%, from Third Quarter 1997. Earnings from operations for Third Quarter 1998 were 5.4% of net sales, compared to 4.1% of net sales from Third Quarter 1997, and EBITDA from Third Quarter 1998 was 7.2% of net sales, as compared to 5.9% of net sales from Third Quarter 1997. EBITDA is presented as a supplemental disclosure and not as an alternative to earnings from operations or cash flows from operating activities computed in accordance with generally accepted accounting principles as an indicator of operating performance. EBITDA is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. Earnings from operations and EBITDA in Third Quarter 1998 increased compared to Third Quarter 1997 primarily due to the effect of wholesale sales increases and the expense reduction programs, partially offset the applicable Southeast Asia currency devaluation. Non-recurring selling, general, and administrative expenses of $537 in the Third Quarter 1997 were related to the sale of the corporate headquarters building located in downtown Chicago.

Interest expense for Third Quarter 1998 was $2,294 as compared to the Third Quarter 1997 amount of $2,116. This increase is due to the greater average balance of outstanding debt during the Third Quarter 1998 as compared to the average balance of outstanding debt during the Third Quarter 1997.

The diluted earnings per share for Third Quarter 1998, were $0.07 per share, an improvement from the diluted earnings per share, excluding the non-recurring item mentioned above, in Third Quarter 1997, of $0.02, primarily due to the items mentioned above.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1997.

The following tables set forth, for the periods indicated, certain historical data, expressed in thousands of dollars and as a certain percentage of net sales, and retail stores information.


-----------------------------------------------------------------------------------------------
                                                    Nine months ended
                           --------------------------------------------------------------------
(Dollars in thousands)          September 27, 1997                 October 3, 1998
-----------------------------------------------------------------------------------------------
                                    Amount           %                Amount          %
-----------------------------------------------------------------------------------------------
Net sales:
     U.S. Wholesale                $ 61,804        33.7%             $ 66,828      37.0%
     U.S. Retail                     84,777        46.2                79,936      44.2
     International (including
        exports from U.S.)           36,994        20.2                33,976      18.8
-----------------------------------------------------------------------------------------------
     Total net sales               $183,575         100%             $180,740       100%
-----------------------------------------------------------------------------------------------
Percent change in same store
     sales (1)                                      5.1%                            0.1%

EBITDA (2)                         $ 12,356         6.7%             $ 12,839       7.1%
-----------------------------------------------------------------------------------------------


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




---------------------------------------------------------------------------------------------------------
                                                                             Nine months ended
                                                                   --------------------------------------
                                                                        September 27,        October 3,
Operations data (as a percent of net sales)                                 1997               1998
---------------------------------------------------------------------------------------------------------
Net sales                                                                   100.0%             100.0%
Gross profit                                                                 48.1               46.4
Selling, general, and administrative expenses, excluding
   non-recurring selling, general and administrative expenses                43.4               41.3
Earnings from operations, excluding non-recurring
   selling, general and administrative expenses                               4.7                5.2
Interest expense                                                              3.7                3.7
Extraordinary item, net of tax                                               (2.7)                 -
Net earnings (loss)                                                          (0.7)               0.9
Earnings before extraordinary item - pro forma                                0.6 (1)            0.9
---------------------------------------------------------------------------------------------------------


(1) Pro forma excludes gain on sale of 130 S. Canal corporate headquarters building.

Net sales for the nine months ended October 3, 1998 (Nine Months 1998) were $180,740, a decrease of $2,835, or 1.5%, as compared with the Nine Months ended September 27, 1997 (Nine Months 1997). U.S. wholesale net sales increased $5,024, or 8.1%, due to volume increases from the three new product divisions, rollout and reorders of JCPenney and expansion in department and big box stores. U.S. retail net sales decreased $4,841, as the same store sales increase and additional sales from stores opened during or after the Third Quarter 1997 were more than offset by store closings. International sales decreased $3,018, or 8.2%, due to applicable currency devaluation primarily in the Southeast Asia and Australia region.

Gross profit margin for Nine Months 1998 was 46.4% of net sales, as compared to 48.1% of net sales for Nine Months 1997. The decrease was due to increased price promotion activity and closeout shipments for the new product divisions through out this year and a mix shift to more wholesale sales.

Selling, general and administrative expenses for Nine Months 1998 were $74,589, a decrease of $5,121, or 6.4%, from Nine Months 1997, excluding the non-recurring selling, general, and administrative expenses. Selling, general and administrative expenses for Nine Months 1998 were 41.3% of net sales, a decrease from 43.4% of net sales for Nine Months 1997. This decrease was due to the Company's cost reduction programs and planned store closings.

Earnings from operations for Nine Months 1998 were $9,317, an increase of $741, or 8.6%, from Nine Months 1997, excluding the non-recurring selling, general and administrative expenses. EBITDA for Nine Months 1998 was $12,839, an increase of $483, or 3.9%, from Nine Months 1997. Earnings from operations for Nine Months 1998 was 5.2% of net sales, as compared to 4.7% of net sales for Nine Months 1997, and EBITDA for Nine Months 1998 was 7.1% of net sales, as compared to 6.7% of net sales for Nine Months 1997. Earnings from operations and EBITDA in Nine Months 1998 have improved from Nine Months 1997 primarily due to expense reduction programs and improved wholesale margins. A gain of $4,133 in non-recurring selling, general, and administrative expense for Nine Months 1997 related to the sale of corporate headquarters building located in downtown Chicago that was recorded in Nine Months 1997.

Interest expense for Nine Months 1998 was $6,610, as compared to the Nine Months 1997 amount of $6,844. This decrease is due to the lower amount of Senior Notes outstanding and lower cost of average outstanding borrowings under the credit facility during the Nine Months 1998 as compared to the average cost of outstanding borrowings during Nine Months 1997.

An extraordinary loss associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility was $5,042, net of tax, for Nine Months 1997.

The diluted earnings per share for Nine Months 1998, were $0.20 per share, a decrease from the earnings before extraordinary item per share amount of $ 0.43 in Nine Months 1997. Included in the Nine Months 1997 amount was the non-recurring pre-tax gain of $4,670 generated by the sale of the Company's former corporate headquarters building.


ACCOUNTING CHANGES

During the three months ended October 3, 1998, the Company adopted the Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The after-tax effect of the accounting change on year-to-date earnings, $420, or $0.05 per share, was recorded during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL

Working capital excluding borrowings classified as short term credit facility at October 3, 1998 was $108,339, as compared to $98,667 at January 3, 1998. The increase during the Nine Months 1998 is primarily due to the seasonal timing of wholesale shipments offset partially by planned inventory reductions. Cash interest payments totaled $6,909 during Nine Months 1998, and cash income tax payments were $915 during Nine Months 1998.


         FINANCING ARRANGEMENTS

On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to its Senior Notes. Approximately $51,000 aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding Senior Notes. Approximately $18,400 of Senior Notes remain outstanding. The Company also has executed a new $110,000 (now reduced to $91,600), five-year secured revolving credit facility that replaces the $75,000 old credit facility described in "Overview". In August 1998, the amount that may be borrowed by the Company was reduced to $91,600 by execution of an amendment between the Company and its lenders. Borrowings under the new credit facility were used to finance the tender offer for the Senior Notes. The $110,000 limit has been revised downward to $91,600 based on the Second Amendment to the credit facility. At October 3, 1998, outstanding borrowings under the credit facility totaled $18,387 which were classified as short term and $58,500 which were classified as long term.

Further credit facility borrowings will be made from time to time to finance future liquidity requirements, including the month-to-month working capital requirements. The revolving credit facility provides for borrowings of up to $110,000 (now reduced to $91,600) and other extensions of credit based on a debt-to-EBITDA ratio and other covenants. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1.25 %, or at an adjusted LIBOR rate plus a factor, currently 2.25 % depending on the type of loan the Company executes and various covenant ratios.


         SEASONALITY OF BUSINESS

In total, the Company's net sales are generally not seasonal; however earnings from operations and EBITDA tend to be higher in the fourth quarter due to the proportionately higher retail sales which include both a wholesale and a retail margin.


         INFORMATION TECHNOLOGY UPGRADE AND YEAR 2000

         General, The Company is currently working to resolve the potential impact of the Year 2000 Issue on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise as the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business related activities.

         The Company named a task force in April 1998 to assess and develop action plans to address and assess the potential impact of the Year 2000 Issue. The task force is also responsible to evaluate the exposures from third party (e.g. suppliers and customers) failures to correct their systems for Year 2000. Commencing in May 1998, questionnaires were sent to the third parties identified by various areas of the Company's operating units and the task force is in the process of receiving and will review all responses to identify potential Year 2000 risks.

         Internal Systems, The Company completed an assessment of the impact of the Year 2000 issues on its internal systems and determined that it has to modify or replace portions of its computer hardware and software to enable these systems to function properly with respect to dates in the Year 2000 and thereafter. These issues are being addressed as part of the overall information technology upgrade described in the following paragraph. The Company believes that the Year 2000 issue will not pose significant operational problems for its internal computer systems.

         The Company is in process of a significant information technology upgrade, costing approximately $12,000, which is being capitalized during 1997, 1998 and 1999. The Year 2000 issue is being addressed within this upgrade. The Company will utilize both internal and external resources to reprogram or replace, and test equipment and software to resolve the Year 2000 Issue. The Company anticipates completing the system upgrade and the Year 2000 project no later than October, 1999, which is prior to any anticipated impact on its operating systems. At this time, the Company has not developed a formal contingency plan since all key milestones have been met. Total costs to date are approximately $7,000.

         The costs of the systems project and the date on which the Company believes it will complete the Year 2000 modifications are based upon management's best estimates, which were derived by utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and the impact of third party information system failures.

         Suppliers. The Company utilizes numerous suppliers to supply materials and components for its various products. As noted above, the Company has surveyed all of its major suppliers regarding their Year 2000 status. A number of suppliers have returned completed questionaires to the Company, some of which state that they are either Year 2000 compliant or that they anticipate that they will be Year 2000 compliant by a date early enough to avoid any disruption. However, the Company, is unable to verify this information, and it is possible that the advice received from suppliers may be erroneous. Moreover, certain suppliers have not yet responded to the Company's request for information and may not be Year 2000 compliant. The Company does not currently anticipate that suppliers' Year 2000 issues would have a material adverse effect on the Company but is still evaluating the issue.


         Service Providers. The Company has submitted questionnaires to, but is not currently aware of the Year 2000 readiness of, certain outside service companies such as freight, telecommunications are utility providers. Failure of certain of these providers to be Year 2000 compliant could have a material adverse effect on the Company which is not currently quantifiable, and it is possible that the Company's operations could be seriously disrupted.

         Customers. The Company's major customers have been surveyed by the Company for Year 2000 compliance, and the Company is in the process of evaluating responses. A customer's Year 2000 issues could cause a delay in receipt of purchase orders or in payment. If Year 2000 issues are widespread among the Company's customers, the Company's sales and cash flows could be materially adversely affected.


         FORWARD LOOKING STATEMENTS

         The statements contained above concerning the Company's information technology upgrade and the costs associated therewith and other Year 2000-related matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors described herein and other possible factors could cause actual results to differ materially from those contained in the forward-looking statements.

                            PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed as part of this report:


                 4.1 Second Amendment, dated as of August 19, 1998, to the Credit Agreement, as of May 9, 1997, among the Company, the Banks party thereto from time to time, and Bankers Trust Company, as Agent.

                 27      Financial Data Schedule

        (b) A Form 8-K was not required to be filed during the quarter ended October 3, 1998.

 .

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FLORSHEIM GROUP INC.
                                     (Registrant)

                            By /s/ Richard J. Anglin
                               ----------------------------------
                                Richard J. Anglin
                                Vice-President, Chief Financial Officer



Date: November 13, 1998