Form 10-K405
period 1999-01-02
FLORSHEIM GROUP INC
filed 1999-04-01
CIK 928908

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10-K
-------------------------------------------------------------------------------


 FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                        WHICH REGISTERED
     -----------------------------                -----------------------
     12 3/4% Senior Notes due 2002                New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $16,099,566 based on the closing price of the registrant's common stock as reported on The NASDAQ Stock Market on March 1, 1999.

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

                      8,453,651 shares as of March 15, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999, are incorporated by reference into
Part III of this report.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

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

     Florsheim markets products to more than 6,000 specialty and department store locations worldwide and through 311 Company-operated specialty stores and outlet stores as of January 2, 1999. The Company believes that the Florsheim brand name is widely recognized both in the U.S. and in international markets for quality and value and that consumers' unaided brand awareness of Florsheim's products in the U.S. in the men's dress shoe category is over four times greater than that of its nearest competitor (according to Footwear Market Insights
(FMI)).

     Florsheim primarily competes in the $60 and above retail price point segment of the men's non-athletic footwear market. The below $60 price point segment is dominated by private label offerings. According to FMI, the Company is the leading provider of men's dress shoes in the $60 to $125 price range in the U.S. market, with approximately an 11% market share, nearly 20% greater than the market share of the Company's nearest competitor.

     The Company's worldwide wholesale distribution accounted for approximately 43% of fiscal 1998 sales. The Company has a global wholesale customer base which includes department stores and national accounts, such as Sears, J.C. Penney, and Nordstrom, Inc., independent dealers located worldwide and licensee locations in Mexico, India, the Pacific Rim and the Middle East. In addition, as of January 2, 1999, Florsheim had a retail network of 173 Company-operated specialty stores and 84 Company-operated outlet stores in the U.S. As of January 2, 1999, the Company also operated 45 specialty retail stores and 9 outlet stores in Australia, Canada, England, Italy, and New Zealand. The Company's retail operations allow the Company to: achieve broader distribution of its products; provide a showcase for a variety of Florsheim branded products marketed by the Company; test market acceptance of newly introduced products; further develop consumer recognition of the Florsheim brand; and maintain direct contact with changes in consumer preferences and buying practices. The Company continues to develop store formats which provide updated, contemporary looks to its specialty stores.

INDUSTRY OVERVIEW

     The U.S. footwear industry has undergone substantial change since the early 1980s, which has resulted in significant challenges for U.S.-based footwear manufacturers and retailers. Three major influences of this change have been the increase in footwear imports into the U.S., the growth of consumer demand for athletic and casual footwear, and a shift away from traditional shoe stores. Management believes these influences have contributed to the following trends:
(i) the reduction in the domestic manufacturing base and an increase in foreign sourcing of footwear products, (ii) the decline in annual sales (in units) for the traditional dress shoe market, (iii) the increase in sales of athletic and casual footwear and footwear products targeted for specific athletic and leisure activities, and (iv) the shift in the primary channels of distribution for footwear from independent dealers to department stores, regional retailers and mass merchandisers. In response, the Company has developed reliable, cost-effective foreign sourcing capabilities, developed new product lines, developed lines of dress casual and casual shoes, and expanded its wholesale distribution capabilities.

     According to FMI, 1997 U.S. retail sales of men's footwear (excluding athletic footwear and work boots) were approximately $6.3 billion. Within this market, declines in the traditional dress shoe segment have been primarily driven by the lifestyle trend toward more casual clothing and emphasis on leisure time and the increased popularity of casual dress or "dress down" days within the business community. The men's footwear industry merchandise mix has mirrored these changes as consumer preferences have shifted from dress toward casual. A dress casual category within the men's footwear segment, which combines features of dress shoes with the comfort enhancing aspects of casual footwear, has also developed in response to this lifestyle and fashion shift. Over this period, consumers' perceptions of the distinctions between product offerings within the dress, dress casual and casual categories have diminished as a result of "crossover" products that are not limited to a particular use or occasion but are suitable for a variety of styles, fashions and end uses. Florsheim's marketing efforts are designed to respond to these market developments and capture a larger percentage of the footwear market consisting of younger and more casual-dress oriented consumers. Remodeled specialty store locations also provide an updated, contemporary, and more casual feel.

     Department stores, regional retailers and mass merchandisers continue to play a larger role in the retailing of footwear, and the significance of small independent footwear dealers, which once dominated retail distribution, continue to decline dramatically. To compensate for these shifts in the channels of distribution, the Company has expanded its distribution to department stores and regional and national retail stores and through Company-operated stores in response to the shifts in consumer shopping patterns. In recent years, the Company has also developed a closer working relationship with its key independent dealers in order to assist them with the expansion of their Florsheim business.

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

     In order to execute the growth plans, the Company, in early 1996, organized strategic business units (SBUs) within the Company: wholesale, retail and international. The SBU's focus specifically on achieving the growth objectives of the individual units and provide the accountability necessary to allow management to control the units in a manner consistent with the Company's overall goals.

     Strengthen Leading Position in the Traditional Dress Shoe Market: FMI estimates that the $60 and above dress shoe segment of the men's footwear market, Florsheim's strongest historical product segment, accounted for $2.1 billion in annual retail sales in 1997. To expand market share in dress shoes, the Company has positioned the Florsheim brand at retail price points above $80 and created a sub-label, FLS, to represent product under $80 at retail. This strategy will allow Florsheim to market its products to broader channels of distribution and appeal to a larger consumer base.

     Extension of Dress Casual and Casual Product Offerings: The Company intends to increase its market share in the growing dress casual and casual categories through new product introductions, enhanced marketing initiatives that are intended to appeal to younger and casual dress target audiences and the promotion of product at Company-operated stores through a more contemporary format. The Company originally developed Comfortech technology to improve the comfort and durability features of its products without sacrificing style or quality. Florsheim has continued to enhance the Comfortech design each year and has added new products and features to encourage the acceptance of Comfortech line extensions, including Comfortech Maintenance Free and its recently introduced Comfortech Softreds. According to FMI data, the Company maintains the sixth largest market share, approximately 3%, in the casual segment of the $60 and above men's footwear market. With approximately 40% of this market comprised of manufacturers that account for less than a 1% market share according to FMI data, management believes the casual market represents a key area of opportunity for the Company and intends to concentrate on growth in this category.

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

     Remodeling of Company-Operated Stores: The Company is currently remodeling its chain of Company-operated specialty stores with a new contemporary and more casual format which includes new interiors with better utilization of selling space. During 1999, the Company intends to continue the remodeling efforts started in 1997. The Company believes that the remodeled stores' contemporary look combined with expanded product offerings was primarily responsible for the increased shopper traffic, attracting younger consumers, and the improved sales and productivity at the stores remodeled in 1997 and 1998. In addition, the Company anticipates that its remodeling efforts can potentially have the further beneficial effect of enhancing the Company's relationships with mall developers and providing increased access to prime retail locations. Through its Company-operated outlet stores, Florsheim has been able to participate in the growing U.S. outlet mall segment of the retailing industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Expenditures."

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

     New Product: In 1996 and 1997, the Company has launched three new product lines through its wholesale business unit. The new products are: Florsheim Golf Shoes, John Deere Footwear, and Joseph Abboud Footwear.

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

     The total domestic advertising expenditures for fiscal 1998 were approximately 1.3% of Florsheim's total domestic sales, versus 2.0% in fiscal 1997 and 1.3% in fiscal 1996. These expenditures were divided among television, national print ads and print advertising placed on behalf of the Company-operated specialty stores and independent dealers.

WHOLESALE OPERATIONS

     The Company distributes its product at wholesale to more than 6,000 retail locations worldwide ranging from independent shoe stores to large national retailers and department stores to Company-operated specialty and outlet stores. The Company is continually developing new distribution programs to add distribution, strengthen its position with its existing customers and capitalize on opportunities in response to the shifts in consumer shopping patterns. The Company's broadened product line has helped strengthen its position with dealers because each dealer can select the items from the product line which will appeal to its particular customer base. Management believes that new product introductions such as Florsheim Golf Shoes, John Deere work boots and Joseph Abboud dress and casual shoes strengthen the Company's position with its distribution by providing innovative merchandise.

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

RETAIL OPERATIONS

     As of January 2, 1999, Florsheim had 311 Company-operated stores worldwide, represented by 218 Florsheim specialty shoe shops and 93 outlet stores. According to industry data, management believes that Florsheim's Company-operated chain of stores is the largest U.S. specialty retailer of men's quality dress footwear. The Company evaluates each of these locations as leases expire and makes the decision to renew, relocate, or close. In addition, the Company intends to continue the selective opening of new stores and aggressively closing unprofitable stores.

     The Company-operated stores provide a strategic distribution channel which gives the Company a key competitive advantage. Management believes that as the footwear retailing industry continues to consolidate, it is critical that the Company maintains its own controlled distribution channel. Company-operated stores are the largest distributor of Company products and, in the U.S., represented approximately 37 % of the wholesale sales value of total domestic wholesale shipments during fiscal 1998. The Company realizes both a wholesale gross profit margin and a retail gross profit margin on product distributed through its Company-operated stores. The combined gross profit margin on such sales is larger than the gross profit margin earned on product distributed exclusively through wholesale channels. Florsheim maintains a consistent pricing policy for the wholesale division such that prices for shoes purchased by Company-operated retail stores are typically the same as those paid by independent dealers.

     During 1996, a number of Company-operated specialty stores began to offer a limited selection of non-Florsheim products in order to attract new consumers into the stores. Management believes that this strategy will continue to improve overall sales per square foot and will enable the Company to introduce the Florsheim brand to a new group of younger consumers. Company-operated stores will continue to carry predominantly Florsheim product which will help reinforce the Company's quality footwear image by displaying the complete Florsheim product line in an attractive, Company-controlled display format. The Company has opened two new @ease retail locations which it believes appeal to a younger consumer with a casual product mix offering of Florsheim and non-Florsheim brands.

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

INTERNATIONAL

     Florsheim has been a participant in international markets since the 1960s and has a strong, established presence in Australia and Canada through Company-operated businesses, and Mexico, a licensee operation. The Company is establishing a stronger presence in selected regions of Europe, Central and South America, India, the Middle East, and the Pacific Rim. The international division markets the Company's products through a global network of wholesale dealers, distributors, licensees and Company-operated stores. At January 2, 1999, the Company operated 54 specialty and outlet stores in international markets and licensed an additional 42 specialty shops to selected partners. International sales, including exports, were $44.4 million in fiscal 1998, and were distributed as shown below:

                           INTERNATIONAL DISTRIBUTION
               PERCENTAGE OF TOTAL FISCAL 1998 INTERNATIONAL SALES

                    Australia .........................   48 %
                    Canada ............................   23
                    Pacific Rim........................   10
                    Europe ............................    8
                    Other Exports .....................   11
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

     Australia and Canada are important and well established markets for Florsheim. The Australian and Canadian operations both include wholesale distribution and a chain of Company-operated specialty and outlet stores. As of January 2, 1999, the Company operated 38 stores in Australia and New Zealand and 15 stores in Canada. Management believes that its Australian stores are the only chain of dedicated quality men's dress shoes in Australia and provide a key competitive advantage in this market. Both the Australian and Canadian retailing industries are dominated by large department stores; therefore, the Company is concentrating on building wholesale sales to these key department store accounts while maintaining its commitment to a profitable network of Company-operated stores and independent dealers. Currently, there is one Company-operated manufacturing facility in Australia and none in Canada.

     Management believes that the Pacific Rim, and Japan in particular, offers opportunities for Florsheim and has targeted this region as part of the Company's international growth strategy. Distribution to this market is primarily effected by its Hong Kong sales subsidiary through wholesale sales to independent retailers in the Pacific Rim and licensees and distributors in Hong Kong, Indonesia, Taiwan, Singapore, Japan, and the Philippines. The Company's primary strategy for increasing its presence in this area is to increase the number of independent dealers and licensees while establishing Company-operated specialty stores in a few select locations. In addition, the Company will explore other formats for distribution opportunities, such as licensing agreements in markets such as China. During fiscal 1998 Southeast Asian currencies were devalued relative to the U.S. dollar which had an impact on the results in fiscal 1998.

     Management believes there is a significant opportunity to increase sales in Europe by capitalizing on the appeal of American brand name products. While it is expected that the Company will encounter greater competition in Europe than in the Pacific Rim, the Company intends to draw upon its long-standing relationships with Italian and Spanish suppliers to establish a presence and generate demand for its products in Europe. The Company has developed a sales presence in several European countries, opened its first Company-operated store in Europe, located in Milan, Italy, in 1994, and has an arrangement for corner stores within Printemps, a large department store chain in France and other large department stores in Europe.

     The network of Company-operated stores in Mexico was sold in fiscal 1991 to a company located in Mexico which management believed was better positioned to expand distribution in the Mexican market. This sale included an ongoing royalty and licensing agreement.

     The International Division also includes licensees and distributors in India, Japan, Qatar, the Philippines, Saudi Arabia, Venezuela and the United Arab Emirates.

     Note 15 to the Company's consolidated financial statements included under item 8 of this Report contains certain foreign, geographical segment information regarding the Company's domestic and international revenue, operating income and assets.

PRODUCT

     Management's primary product strategy is to strengthen its leading position in the dress category while further penetrating the growing dress casual and casual categories. Florsheim offers a diverse line of men's quality dress, dress-casual and casual shoes in the $60 and above price range. All products, except those that are sold under license, are currently sold under the Florsheim brand, but are identified with the following sub-labels to differentiate product by lifestyle or construction. In addition, the Company has entered into licensing agreements to manufacture and sell John Deere work boots and Joseph Abboud footwear.

DRESS                 DRESS CASUAL           CASUAL                OTHER
-----                 ------------           ------                -----
Florsheim             Florsheim              Florsheim             MagneForce
Florsheim Comfortech  Florsheim Comfortech   Florsheim Comfortech  John Deere**
Florsheim Imperial    @ease                  @ease
FLS                   FLS
Joseph Abboud*        Joseph Abboud*

*  This is the registered trademark of Joseph Abboud
** This is the registered trademark of Deere and Company

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

     Joseph Abboud Footwear: Complete line of high-end fashion footwear designed and manufactured to the specifications of men's fashion designer Joseph Abboud. Joseph Abboud fashions are available only at high-end retail outlets and appeal to the needs and desires of an upscale clientele. Retail price points range from $150 to $300.

     FLS: This sub-brand was developed in order to offer a quality product at a value price and to maintain the moderate to high-end brand image associated with the name Florsheim. This is a traditionally stylled offering that ranges from dress to dress-casual at price points from $50-$80.

     John Deere: A complete line of authentic work boots designed specifically to the needs of industrial, agricultural and other blue-collar workers. The line is marketed under the John Deere name through a licensing agreement with one of the world's best known industrial/agricultural equipment manufacturers. The boots are specifically designed to be the most comfortable and durable product in the market. Retail price points range from $80 to $175.

     Florsheim Golf: Florsheim has entered the golf shoe arena with product designed to be technologically superior. This is achieved by combining the Florsheim Comfortech advantages into a well-built, waterproof, leather shoe. Florsheim recently introduced a new golf shoe with magnets called MagneForce. Retail price points are around $120.

     @ease: Out of the strategy to appeal to a younger consumer in the wardrobe building phase of his life, Florsheim has developed a line of young contemporary, dress casual and casual styles. Retail price points range from $60 to $80.

     Florsheim has entered into non-footwear licensing agreements which include hosiery, shoe care products and belts and small leather goods. These products are sold under the Florsheim name through the wholesale distributor network and at Florsheim stores.

SOURCING AND MANUFACTURING; TRADE REGULATIONS

     Florsheim's sourcing strategy is to manufacture products where they can be produced most efficiently while still meeting management's quality and service specifications. Toward this goal, Florsheim shoes are manufactured both domestically and overseas. The Company owns a manufacturing plant in Cape Girardeau, Missouri as well as a warehouse distribution center in Jefferson City, Missouri. In 1998, the production at Cape Girardeau, was approximately 18% of the total worldwide production. Approximately 85% of its total production involved finishing imported uppers. The remaining 15% is the complete manufacturing process from cut through pack. Florsheim has consolidated its domestic manufacturing in recent years to improve production capabilities and concentrate on products which can be produced domestically more cost efficiently. By using a mix of domestic and overseas production, Florsheim is able to benefit from lower costs for certain labor-intensive operations while maintaining a limited manufacturing base close to its end-market. During 1998, approximately 80% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 54% of Florsheim's non-domestic products are manufactured in India, where Florsheim is the minority partner (26% ownership) in a joint venture arrangement with a local operator. Under this arrangement, the venture manufactures exclusively for Florsheim and without minimum quantity restrictions for the production output. Also under this arrangement, the Company is actively involved in training and production techniques, and management believes that production quality is comparable to what could otherwise be produced using domestic production facilities. The remainder of the Company's non-domestic products is sourced from a variety of suppliers in a number of other countries, including Spain, Italy, Dominican Republic, China, and Mexico.

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

     The Company is in the process of a significant information technology upgrade, costing approximately $12.9 million, which is being capitalized during 1997, 1998 and 1999. The Year 2000 issue is being addressed within this upgrade. The Company will utilize both internal and external resources to reprogram or replace and test equipment and software to resolve the Year 2000 Issue. The Company has completed two of three phases of the upgrade, which include the financial systems and wholesale systems. The Company anticipates completing the retail system, which is the third phase of the system upgrade and the Year 2000 project no later than October 1999, The Company is currently developing a contingency plan for the retail system. Total costs for the system upgrade to date are approximately $7.9 million.

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

     Suppliers. The Company utilizes numerous suppliers to supply materials and components for its various products. As noted above, the Company has surveyed all of its major suppliers regarding their Year 2000 status. A number of suppliers have returned completed questionnaires to the Company, some of which state that they are either Year 2000 compliant or that they anticipate that they will be Year 2000 compliant by a date early enough to avoid any disruption. However, the Company is unable to verify this information, and it is possible that the advice received from suppliers may be erroneous. Moreover, certain suppliers have not yet responded to the Company's request for information and may not be Year 2000 compliant. The Company does not currently anticipate that suppliers' Year 2000 issues would have a material adverse effect on the Company but is still evaluating the issue.


     Service Providers. The Company has submitted questionnaires to, but is not currently aware of the Year 2000 readiness of, certain outside service companies such as freight, telecommunications and utility providers. Failure of certain of these providers to be Year 2000 compliant could have a material adverse effect on the Company which is not currently quantifiable, and it is possible that the Company's operations could be seriously disrupted.

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

SEASONALITY OF BUSINESS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality of Business."

BACKLOG

     At January 2, 1999, the Company's U.S. wholesale operations had a backlog of customer orders amounting to approximately $13.8 million, compared to approximately $8.2 million, at January 3, 1998, an increase of 68.3%. The increase was primarily due to the addition of JCPenney, as a major customer, as well as an increase in dealer channels. The majority of incoming orders are for "at once" shipments; therefore, the backlog is not necessarily indicative of a corresponding change in annual sales.

EMPLOYEES

     As of January 2, 1999, Florsheim had 2,037 employees in the United States and overseas. Approximately 20% of Florsheim's work force is represented by unions. Management believes Florsheim has maintained satisfactory overall relations with its unionized and non-unionized workforce.

INTELLECTUAL PROPERTY

     The major trademarks and trade names under which Florsheim's men's footwear are sold include: Florsheim, Florsheim Comfortech, Florsheim Imperial, Florsheim Comfortech Maintenance Free, MagneForce, FLS and @ease. Other footwear is sold through licensing agreements as: Joseph Abboud footwear and John Deere boots. The Company considers Florsheim and the names and marks traditionally used with it to be material to its business. The Company also owns several patents which relate to footwear construction and are material to the operations of the business and expire over the next 14 years.

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

Reliance on Foreign Production

     During 1998, approximately 80% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 54% of total products are manufactured in India, where Florsheim is a participant in a joint venture arrangement with a local operation. The remainder of such non-domestic product sourced from a variety of suppliers in a number of other countries, including Portugal, Spain, Italy, Dominican Republic, China and Mexico. The Company's operations are subject to the customary risks of doing business abroad, including currency fluctuations, labor unrest, political instability, restrictions on transfer of funds, import and export duties and trade barriers (including quotas) and U.S. customs and tariffs. In addition, trade regulations and potential U.S. government sanctions could be imposed against some of the countries from which the Company sources product and result in restrictions on imports from such countries. To date, these factors have not had an adverse impact on the Company's operations.

Control of Florsheim

     Apollo Investment Fund, L.P. ("Apollo") and its affiliate Lion Advisors, L.P., on behalf of an investment account under management ("Lion"; Apollo and Lion together being referred to herein as the "Apollo Stockholders"), together beneficially own approximately 66.4% of the outstanding shares of Florsheim Common Stock. By reason of their ownership of shares of Florsheim Common Stock, the Apollo Stockholders have the power effectively to control or influence control of the Company, including in elections of the Board of Directors and other matters submitted to a vote of the Company's stockholders, including extraordinary corporate transactions such as mergers. The Apollo Stockholders may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of Apollo and Lion.

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

ITEM 2. PROPERTIES
------------------

     Florsheim owns or leases the following principal plants, offices and warehouses:

                                                       Floor            Owned
                                                       Space             or
Location                      Type of Facility       (Sq. Ft.)         Leased
--------                      ----------------       ---------         ------

Chicago, IL..............     Headquarters            98,000           Leased
Jefferson City, MO.......     Warehouse              562,000            Owned
Cape Girardeau, MO.......     Plant                   90,000            Owned
Preston, Australia.......     Plant/Warehouse         59,000           Leased
Hong Kong................     Office/Warehouse        12,000           Leased
Florence, Italy..........     Office/Warehouse         5,000           Leased
New York, NY.............     Office/Showroom          3,000           Leased

     The owned properties listed above are encumbered by a first priority lien and mortgage pursuant to the Credit Agreement, dated May 9, 1997, among the Company and certain of its subsidiaries, certain financial institutions and Bankers Trust Company, as Agent.

     The Company's properties listed above are generally well maintained, suitable for present operations and adequate for current production requirements. Productive capacity and extent of utilization of Florsheim's manufacturing facilities are difficult to quantify with certainty because maximum capacity and utilization in a facility varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, Florsheim estimates that overall its production facilities were effectively utilized during fiscal 1998 at moderate to high levels of productive capacity and believes that its facilities in combination with other facilities available through the Company's sourcing network have the capacity, if necessary, to expand production to meet anticipated product requirements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      As of March 6, 1999, there were approximately 1,600 holders of record of Common Stock.

      Shares of the Company's Common Stock trade on The NASDAQ Stock Market under the symbol: FLSC. The reported high and low sale prices for Florsheim's Common Stock on The NASDAQ Stock Market for each quarterly period within the two most recent fiscal years are included in Note 16 to the consolidated financial statements of the Company included under Item 8 of this Report.

      The Company did not pay dividends on its Common Stock during the fiscal years ended January 3, 1998 and January 2, 1999.

      A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 6 to the consolidated financial statements of the Company included under Item 8 of this Report.

ITEM 6.  SELECTED FINANCIAL INFORMATION
(Dollars in thousands, except for  per share data)

The following financial data should be read with the consolidated financial statements and notes thereto included.

=======================================================================================================================
                                                                      FISCAL YEAR ENDED (1) (2)
                                               ------------------------------------------------------------------------
                                               DECEMBER 31,  DECEMBER 30,    DECEMBER 28,   JANUARY 3,      JANUARY 2,
                                                   1994        1995              1996          1998           1999
=======================================================================================================================
SUMMARY OF OPERATING RESULTS:
Net sales (3)                                  $  302,001   $  285,307       $  244,855     $  253,056     $   244,895
Earnings from operations                           20,132        6,920           11,408         12,221           7,069
Earnings (loss) before extraordinary item (4)       6,482       (4,846)           1,964          3,607            (559)
Net earnings (loss) (5)                             6,482       (4,846)           1,964         (1,435)           (559)
=======================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE (6):
    Earnings (loss) before extraordinary item         N/A   $    (0.58)      $     0.24     $     0.43     $     (0.07)
    Net earnings (loss)                               N/A        (0.58)            0.24          (0.17)          (0.07)
DILUTED EARNINGS (LOSS) PER SHARE (6):
    Earnings(loss) before extraordinary item          N/A        (0.58)            0.23           0.42           (0.07)
    Net earnings (loss)                               N/A        (0.58)            0.23          (0.17)          (0.07)
=======================================================================================================================
OTHER INFORMATION:
Dividends paid per share                       $        -   $        -       $        -     $        -     $         -
EBITDA (7)                                         23,974       11,459           16,283         17,646          15,264
Net cash provided by (used in):
    Operating activities                           21,662       31,010           13,221        (17,783)         (5,092)
    Investing activities                           (8,731)      (5,320)          13,991         (3,633)         (9,172)
    Financing activities                          (15,185)     (25,313)         (10,770)         6,920          14,000
Depreciation and amortization                       3,842        4,539            4,875          5,425           4,937
Capital expenditures                                9,498        5,479            9,424          9,922          10,308
BALANCE SHEET DATA AT PERIOD END:
Working capital                                $  141,300   $  111,922       $   95,116     $   94,167     $    83,452
Property, plant, and equipment, net                21,687       21,742           24,974         27,245          30,981
Total assets                                      215,270      186,321          185,238        183,646         199,566
Long-term debt, less current maturities           105,533       80,126           69,450         76,912          76,912
Shareholders' equity                               60,148       55,068           57,655         54,482          53,347
=======================================================================================================================
NUMBER OF RETAIL STORES AT PERIOD END (8):
    U.S. Specialty                                    233          220              205            200             173
    U.S. Outlet                                        78           90               93             99              84
    International                                      57           53               53             54              54
                                               ----------   ----------       ----------     ----------     ------------
       Total Stores                                   368          363              351            353             311
=======================================================================================================================

Notes to Selected Financial Information:
(1) Florsheim's fiscal year end is the Saturday closest to December 31. Therefore, the results of operations will periodically include a 53-week fiscal year. Fiscal 1994, 1995, and 1996 each represented a 52 week fiscal year, fiscal 1997 represented a 53 week fiscal year and fiscal 1998 represented a 52 week fiscal year.

(2) As of November 17, 1994, Florsheim became an independent public company. Prior to that date, Florsheim operated as a division and/or subsidiary of Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (see Note 1 to consolidated financial statements).

(3) Includes sales of the Company's Hy-Test Inc. safety shoe business, which was sold in March 1996. Net sales of Hy-Test was $36,101, $38,659, and $6,943 in fiscal 1994, 1995, and 1996, respectively.

(4) Includes $4.1 million gain associated with the sale of the Company's former corporate headquarters, which was sold in March 1997.

(5) Includes an extraordinary loss of $5.0 million associated with the tender premium and expenses related to the repurchase of Senior Notes and the execution of the new revolving credit facility, which took place in May 1997.

(6) Earnings (loss) per share data are presented for the full years that the Company operated during the period as an independent public company.

(7) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, other income and expense, and non-recurring items. EBITDA is not intended to represent cash flows for the period nor has it been prescribed as an alternative to earnings from operations as an indicator of operating performance and it should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA is presented solely as supplemental disclosure because it is frequently used to analyze companies on the basis of operating performance, leverage, and liquidity. EBITDA as used by Florsheim may not be comparable to similarly titled measures of other companies.

(8) Includes 30 U.S. locations to be closed in 1999 as discussed in Note 3 to the Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of this report. All dollar amounts are presented in thousands.

RESULTS OF OPERATIONS

The Company's fiscal year end is the Saturday closest to December 31. Throughout this analysis fiscal 1996 refers to the twelve-month period ended December 28, 1996, fiscal 1997 refers to the twelve-month period ended January 3, 1998, and fiscal 1998 refers to the twelve-month period ended January 2, 1999.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and retail store information:

=================================================================================================================
                                                                              FISCAL YEAR ENDED
                                                                  -----------------------------------------------
                                                                     DECEMBER 28,       JANUARY 3,     JANUARY 2,
 (Dollars in thousands)                                                  1996              1998           1999
=================================================================================================================
Net sales:
    U.S. Wholesale                                                    $  72,467        $  82,413        $  88,140
    U.S. Retail                                                         118,507          120,022          112,355
    International (Including exports from U.S.)                          46,938           50,621           44,400
=================================================================================================================
    Sub-Total                                                         $ 237,912        $ 253,056        $ 244,895
    Hy-Test (1)                                                           6,943                -                -
=================================================================================================================
Total Net Sales                                                       $ 244,855        $ 253,056        $ 244,895
=================================================================================================================
Percent change in same store sales (2)                                      0.3%             3.1%             2.0%
=================================================================================================================

(1)  Hy- Test, Inc. safety shoe business was sold on March 22, 1996.

(2) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior year.

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales for fiscal 1998 were $244,895, a decrease of $8,161, or 3.2%, as compared to fiscal 1997. The decrease in net sales was primarily the result of the net effect of store closures in 1998, the fact that fiscal 1998 included 52 weeks compared to 53 weeks in fiscal 1997, and the effect of currency devaluation's in Australia and Southeast Asia. U.S. Wholesale net sales increased $5,727, or 6.9%, due to gains from new products, the rollout and reorders of JC Penney and expansion in department and big box stores. U.S. Retail net sales decreased $7,667 or 6.4%, as a result of store closings and the 52 week year in fiscal 1998 included one less week compared to 53 weeks in fiscal 1997. International net sales decreased $6,221 or 12.3%, due to currency devaluations.

Gross profit for fiscal 1998 was $109,576, a decrease of $11,281 as compared to fiscal 1997. Fiscal 1998 included charges of $2,132 for costs associated with the closing of unprofitable retail stores. Excluding the effect of the store closings, gross profit as a percent of net sales was 45.6% in fiscal 1998, compared to 47.8% in fiscal 1987. The reduction resulted from the shift in mix to more wholesale sales, the effects of the lower sales volume and currency devaluation's.

Selling, general, and administrative expenses, excluding the costs associated with store closings were $101,378 for fiscal 1998, a decrease of $7,258, or 6.7%, from fiscal 1997. Selling, general, and administrative expenses for fiscal 1998 were 41.4% of net sales, a decrease from 42.9% of net sales for fiscal 1997. The decrease was due to the effects of store closings and cost reduction programs. The Company has provided for valuation reserves in selling general and administrative expense against the carrying value of the long lived assets of certain retail stores of $256 and $400 in fiscal 1998 and fiscal 1997, respectively. See Note 2 to the Notes to Consolidated Financial Statements.

Earnings from operations for fiscal 1998, were $7,069 compared to $12,221 in fiscal 1997. Excluding the effects of the costs associated with store closings, earnings from operations were $10,330 in fiscal 1998, which is compared to $12,221 in fiscal 1997, a decrease of $1,891. Interest expense for fiscal 1998 was $8,699 as compared to fiscal 1997 amount of $9,130. This decrease is due to the lower average cost of outstanding debt as a result of the repurchase of the Senior Notes in May 1997, compared to the cost of borrowings under the Company's bank credit facility. Other income was $677 in fiscal 1998 compared to $3,742 in fiscal 1997. Significant items in other income included a gain of $775 related to the sale of a foreign trademark in fiscal 1998 and the sale of the Company's former headquarters building in fiscal 1997 which resulted in a gain of $4,133.

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales for fiscal 1997 were $253,056, an increase of $8,201, or 3.3%, as compared to fiscal 1996. Excluding sales in fiscal 1996 of $6,943 related to Hy-Test, which was sold in March 1996, net sales increased $15,144, or 6.4 %. U.S. Wholesale net sales increased $9,946, or 13.7%, due to gains from increased unit volume combined with an increase in average selling price per unit attributable primarily to the new product introductions. U.S. Retail net sales increased $1,515, or 1.3%, as a result of same store sales increase of 3.1% at U.S. specialty stores offset by the net effect of stores opened and closed. International sales increased $3,683 or 7.8%, with the increase due to expanded wholesale distribution and improved sales at Company-operated stores partially offset by the exchange rate fluctuations.

Gross profit margin for fiscal 1997 was 47.8% of net sales, as compared to 47.7% of net sales for fiscal 1996. The gross profit margin remained essentially unchanged due to the benefit of costs reductions and sourcing efficiencies that were partially offset by a promotional retail environment and a mix shift to a higher percentage of wholesale sales.

Selling, general, and administrative expenses were $108,636, an increase of $3,271, or 3.1%, from fiscal 1996. Selling, general, and administrative expenses for fiscal 1997 were 42.9% of net sales, a decrease from 43.0% of net sales for fiscal 1996. Increased expenses related to the launch and rollout of the Company's new products (Florsheim Golf Shoes, John Deere work shoes, and Joseph Abboud shoes) and other business development opportunities were partially offset by expense reduction programs and expenses related to Hy-Test. The Company has provided for valuation reserves in selling, general and administrative expense against the carrying value of the long lived assets of certain retail stores of $400 and $500 in fiscal 1997 and fiscal 1996, respectively. See Note 2 to Notes to Consolidated Financial Statements.

Earnings from operations for fiscal 1997, were $12,221, an increase of $813, or 7.1%, from fiscal 1996. Interest expense for fiscal 1997 was $9,130 as compared to fiscal 1996 amount of $9,989. This decrease is due to the lower average cost of outstanding debt as a result of the repurchase of the Senior Notes in May 1997, compared to the cost of borrowings under the Company's bank credit facility. Other income in fiscal 1997 was $3,742 compared to $1,366 in fiscal 1996. Fiscal 1997 included a gain of $4,133 related to the sale of the Company's former headquarters building.

An extraordinary loss associated with the tender premium and expenses related to the purchase of the Senior Notes and the execution of the new revolving credit facility was $5,042, net of tax benefits of $2,813 in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL

Working capital at January 2, 1999 was $83,452 compared to $94,167 at January 3, 1998, a decrease of $10,715. The decrease in working capital resulted from an increase in accounts payable and current borrowing under the bank credit facility, partially offset by a increase in accounts receivable. Capital expenditures of $10,308 were funded by working capital.

    CAPITAL EXPENDITURES

During fiscal 1998, fiscal 1997 and fiscal 1996, capital expenditures totaled $10,308, $9,922, and $9,424, respectively. During fiscal 1998, approximately 72% was for management information systems. During fiscal 1997, approximately 62% of the expenditures were used to open or remodel retail stores and outlets, Approximately 60% of the 1996 expenditures were related to prepare the Company's new headquarters office space for occupancy.

    FINANCING ARRANGEMENTS

In May 1997, the Company completed its cash tender offer and consent solicitation relating to its Senior Notes. Approximately $51,000 aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding Senior Notes. Approximately $18,400 of Senior Notes remain outstanding. Concurrently with the tender offer, the Company also executed a $110,000, five-year secured revolving credit facility that replaced its previous $75,000 credit facility. Borrowings under the new credit facility were used to finance the tender offer for the Senior Notes. In August 1998, the credit facility was amended, resulting in a reduction of the credit facility to $91,600. At January 2, 1999, outstanding borrowings under the credit facility totaled $77,000, of which $18,500 was classified as short term and $58,500 which were classified as long term.

Further credit facility borrowings will be made from time to time to finance future liquidity requirements, including the month-to-month working capital requirements. The revolving credit facility, as amended, provides for borrowings of up to $91,600 and other extensions of credit based on certain debt-to-EBITDA ratios and other covenants. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1.5 %, or at an adjusted LIBOR rate plus a factor, currently 2.5 % depending on the type of loan the Company executes and various covenant ratios.

INFORMATION TECHNOLOGY UPGRADE AND YEAR 2000

General. The Company is currently working to resolve the potential impact of the Year 2000 Issue on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise as the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business related activities.

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

Internal Systems. The Company completed an assessment of the impact of the Year 2000 issues on its internal systems and determined that it has to modify or replace portions of its computer hardware and software to enable these systems to function properly with respect to dates in the Year 2000 and thereafter. These issues are being addressed as part of the overall information technology upgrade described in the following paragraph. The Company believes that the Year 2000 issue will not pose significant operational problems for its internal computer systems.

The Company is in the process of a significant information technology upgrade, costing approximately $12,900, which is being capitalized during 1997, 1998 and 1999. The Year 2000 issue is being addressed within this upgrade. The Company will utilize both internal and external resources to reprogram or replace, and test equipment and software to resolve the Year 2000 Issue. The Company has competed two of the three phases of the upgrade, which include the financial systems and the wholesale and warehouse systems. The Company anticipates completing the retail system which is the third phase of system upgrade and the Year 2000 project no later than October, 1999. The Company is currently developing a contingency plan for the retail system. Total costs for the system upgrade to date are approximately $7,900.

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

Suppliers. The Company utilizes numerous suppliers to supply materials and components for its various products. As noted above, the Company has surveyed all of its major suppliers regarding their Year 2000 status. A number of suppliers have returned completed questionnaires to the Company, some of which state that they are either Year 2000 compliant or that they anticipate that they will be Year 2000 compliant by a date early enough to avoid any disruption. However, the Company, is unable to verify this information, and it is possible that the advice received from suppliers may be erroneous. Moreover, certain suppliers have not yet responded to the Company's request for information and may not be Year 2000 compliant. The Company does not currently anticipate that suppliers' Year 2000 issues would have a material adverse effect on the Company but is still evaluating the issue.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the prospective impact of this standard on its operating results and financial condition, and anticipates it will not have a significant impact on the results and financial conditions of a company.

SEASONALITY OF BUSINESS

In total, the Company's net sales are primarily not seasonal; however earnings from operations and EBITDA tend to be higher in the fourth quarter due to the proportionately higher retail sales which include both a wholesale and a retail margin.

FOREIGN CURRENCY

The Company's export sales are denominated in United States dollars, and its international sales other than export sales are denominated in the local currency of each jurisdiction in which Florsheim's foreign operations are located. The effects of foreign currency devaluation's relative to the dollar in both South East Asia and Australia negatively impacted operating results in fiscal 1998. The majority of purchases by the Company from foreign sources are denominated in United States dollars. To the extent that import transactions are denominated in other currencies, it is the Company's practice, based on a review of market conditions, to hedge its risks, where appropriate, through the purchase of forward exchange contracts to cover firm purchase orders. Any gains or losses from such transactions are reported in income and have not been material to the Company's operating results.

EURO CONVERSION

In January 1999, eleven of the member countries of the European Monetary Union converted from their sovereign currencies to a common currency, the Euro. At that time, fixed conversion rates between the legacy currencies and the Euro were set. The legacy currencies will remain legal tender from January 1, 1999, through July

1, 2002. Beginning July 1, 2002, Euro denominated currency will be issued. No later than July 1, 2002, the participating countries will withdraw bills and coins so that the legacy currencies will no longer be considered legal tender. The Company does not expect the conversion to have a material impact on its operating results or financial condition.

INFLATION

The Company does not believe that inflation has had a material impact on sales or operating results during the periods covered in this discussion.

FORWARD LOOKING STATEMENTS

When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports with the Securities Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks. The Company is exposed to potential gains or losses from currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the Canadian dollar and the Australian dollar.

The Company's various currency exposures often offset each other, providing a hedge against currency risk. The Company has not historically entered into forward contracts to hedge currency risks.

Interest rate risk is managed through a combination of fixed rate and variable rate debt with varying maturities. All material components of debt are denominated in U.S. dollars. At January 2, 1999, variable rate long-term debt was $77 million.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company customers' base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

ITEM 8. FINANCIAL DATA AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                                             PAGE
                                                                                                             ----
     Consolidated Balance Sheets, January 3, 1998 and January 2, 1999.                                        17

     Consolidated Statements of Operations and Comprehensive Earnings for the Fiscal
     Year ended December 28, 1996, for the Fiscal Year Ended January 3, 1998, and
     for the Fiscal Year Ended January 2, 1999.                                                               18

     Consolidated Statements of Cash Flows for the Fiscal Year ended December 28, 1996,
     for the Fiscal Year Ended January 3, 1998, and for the Fiscal Year Ended January 2, 1999.                19

     Consolidated Statements of Shareholders' Equity for the Fiscal Year Ended December 28,
     1996, for the Fiscal Year Ended January 3, 1998, and for the Fiscal Year Ended January 2, 1999.          20

     Notes to Consolidated Financial Statements.                                                              21

     Independent Auditors' Report                                                                             52

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     Schedule II - Valuation and qualifying accounts                                                          51

FLORSHEIM GROUP INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 3, 1998 AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)


===============================================================================================================
                                                                                     JANUARY 3,      JANUARY 2,
                                      ASSETS                                            1998            1999
===============================================================================================================
Current assets:
Cash and cash equivalents                                                            $  7,195        $   6,931
Receivables, less allowances of $1,084 at January 3, 1998
    and $1,207 at January 2, 1999                                                      26,594           33,370
Inventories                                                                            80,989           79,855
Deferred tax assets, net                                                                3,541            4,719
Prepaid expenses and other current assets                                               4,254            5,451
===============================================================================================================
Total current assets                                                                  122,573          130,326
Property, plant and equipment:
     Buildings and improvements                                                        24,859           23,363
     Machinery and equipment                                                           23,558           31,848
===============================================================================================================
                                                                                       48,417           55,211
    Less: accumulated depreciation                                                    (21,172)         (24,230)
===============================================================================================================
Net property, plant and equipment                                                      27,245           30,981
Deferred tax assets, net                                                               12,976           12,852
Other assets                                                                           20,852           25,407
===============================================================================================================
TOTAL ASSETS                                                                         $183,646        $ 199,566
===============================================================================================================
                     LIABILITIES AND SHAREHOLDERS' EQUITY
===============================================================================================================
Current liabilities:
     Bank credit facility                                                            $  4,500        $  18,500
     Accounts payable                                                                  10,398           16,183
     Accrued employee compensation                                                      3,471            3,958
     Accrued interest expense                                                           1,075              981
     Other accrued expenses                                                             8,219            7,120
     Income taxes payable                                                                 743              132
===============================================================================================================
Total current liabilities                                                              28,406           46,874
Bank credit facility                                                                   58,500           58,500
Long-term debt                                                                         18,412           18,412
Deferred postretirement benefits other than pension                                    20,124           19,122
Other long-term liabilities                                                             3,722            3,311
===============================================================================================================
Total liabilities                                                                     129,164          146,219
Shareholder's Equity:
     Common Stock, 20,000,000 shares authorized, without par value, $1.00 stated value, 8,412,901 shares issued and outstanding at January 3,
         1998 and 8,453,651 shares issued and outstanding at
         January 2, 1999.                                                               8,413            8,454
     Paid-in capital                                                                   50,483           50,580
     Accumulated other comprehensive income -
         translation adjustment                                                        (1,621)          (2,335)
     Accumulated deficit                                                               (2,793)          (3,352)
===============================================================================================================
Total shareholders' equity                                                             54,482           53,347
===============================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $183,646        $ 199,566
===============================================================================================================

See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998 AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================================================
                                                                                FISCAL YEAR ENDED
                                                                 -----------------------------------------------
                                                                 DECEMBER 28,        JANUARY 3,       JANUARY 2,
                                                                    1996               1998             1999
================================================================================================================
Net sales                                                       $  244,855         $ 253,056          $ 244,895
Cost of sales                                                      128,082           132,199            133,187
Costs associated with store closings                                  --                --                2,132
================================================================================================================
Gross profit                                                       116,773           120,857            109,576
Selling, general, and administrative expenses                      105,365           108,636            101,378
Selling, general, and administrative expenses
    associated with store closings                                    --                --                1,129
================================================================================================================
Earnings from operations                                            11,408            12,221              7,069
Interest expense, net                                                9,989             9,130              8,699
Other income, net                                                    1,366             3,742                677
================================================================================================================
Earnings (loss) before income taxes and extraordinary item           2,785             6,833               (953)
Income tax expense (benefit)                                           821             3,226               (394)
================================================================================================================
Earnings (loss) before extraordinary item                            1,964             3,607               (559)
Extraordinary item (less income tax benefit of $2,813)                --              (5,042)              --
================================================================================================================
Net earnings (loss)                                              $   1,964         $  (1,435)         $    (559)
Other comprehensive earnings (loss), net of tax:
    Foreign currency translation adjustment                            623            (1,993)              (714)
================================================================================================================
Comprehensive earnings (loss)                                    $   2,587          $ (3,428)         $  (1,273)
================================================================================================================
Basic earnings (loss) per share:
    Earnings (loss) before extraordinary item                    $    0.24          $   0.43          $   (0.07)
    Extraordinary item                                                --               (0.60)              --
    Net earnings (loss)                                               0.24             (0.17)             (0.07)
Diluted earnings (loss) per share:
    Earnings (loss) before extraordinary item                         0.23              0.42              (0.07)
    Extraordinary item                                                --               (0.59)              --
    Net earnings (loss)                                               0.23             (0.17)             (0.07)
Weighted average number of shares outstanding:
    Basic                                                            8,346             8,361              8,454
    Diluted                                                          8,379             8,567              8,454
================================================================================================================

See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998 AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

=========================================================================================================
                                                                             FISCAL YEAR ENDED
                                                                 ----------------------------------------
                                                                 DECEMBER 28,    JANUARY 3,     JANUARY 2,
                                                                    1996            1998          1999
=========================================================================================================
Cash flows from operating activities:
    Net earnings (loss)                                           $  1,964       $  (1,435)     $   (559)
    Adjustments to reconcile net earnings (loss) to
        net cash provided by (used in) operating activities
        (excluding assets/liabilities related to the sale of
        sale of assets of Hy-Test, Inc.):
    Gain on disposal of assets                                      (2,112)         (4,682)         (102)
    Depreciation and amortization                                    4,875           5,425         4,937
    Deferred taxes                                                     144            (490)       (1,054)
    Extraordinary loss                                                   -           5,042             -
    Noncash interest and other expense                                 885             547           431
    Decrease (increase) in receivables                                (284)           (163)       (6,776)
    Decrease (increase) in inventories                                 348          (7,165)        1,134
    Increase in prepaid expenses and other assets                     (308)         (4,481)       (6,158)
    Increase (decrease) in accounts payable, accrued
        interest expense and other accrued expenses                  8,072         (11,962)        5,079
    Increase (decrease) in income taxes payable                         (8)            265          (611)
    Increase (decrease) in other long-term liabilities                (355)          1,316        (1,413)
=========================================================================================================
Net cash provided by (used in) operating activities                 13,221         (17,783)       (5,092)
=========================================================================================================
Cash flows from investing activities:
    Proceeds from sale of assets of Hy-Test. Inc.                   23,025               -             -
    Proceeds from sale of Corporate headquarters building                -           6,277             -
    Proceeds from disposal of assets                                   390              12         1,136
    Additions to property. plant and equipment                      (9,424)         (9,922)      (10,308)
=========================================================================================================
Net cash provided by (used in) investing activities                 13,991          (3,633)       (9,172)
=========================================================================================================
Cash flows from financing  activities:
    Proceeds from initial borrowing under bank credit facility           -          58,500             -
    Borrowings under bank credit facility                                -          33,700        33,700
    Repayments on bank credit facility                                   -         (29,200)      (19,700)
    Repurchase of 1-2-1/4% Senior Notes, including tender
        premium and refinancing costs. net of tax                        -         (56,080)            -
    Net reduction in revolving credit facility                     (10,676)              -             -
    Net decrease in notes and loans payable                            (94)              -             -
=========================================================================================================
Net cash provided by (used in)- financing activities               (10,770)          6,920        14,000
=========================================================================================================
Net increase (decrease) in cash and cash equivalents                16,442         (14,496)         (264)
Cash and cash equivalents at beginning or period                     5,249          21,691         7,195
=========================================================================================================
Cash and cash equivalents at end of period                        $ 21,691       $   7,195      $  6,931
=========================================================================================================
Supplemental disclosure:
    Cash payments for income taxes. net                           $    693       $   1,000      $  1,272
    Cash payments for interest                                       9,328          10,366         8,362
=========================================================================================================

See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998 AND JANUARY 2, 1999 (IN THOUSANDS)

===========================================================================================================
                                                                               ACCUMULATED
                                                                                 OTHER
                                        COMMON STOCK                          COMPREHENSIVE
                                  -----------------------          PAID -        INCOME -
                                  NUMBER OF                        IN           TRANSLATION     ACCUMULATED
                                   SHARES          AMOUNT         CAPITAL        ADJUSTMENT       DEFICIT
===========================================================================================================
Balance at December 30, 1995         8,346         $ 8,346         $50,295         $  (251)         $(3,322)

Net earnings                          --              --              --              --              1,964

Foreign currency translation          --              --              --               623             --
===========================================================================================================
Balance at December 28, 1996         8,346           8,346          50,295             372           (1,358)

Net loss                              --              --              --              --             (1,435)

Foreign currency translation          --              --              --            (1,993)            --

Exercise of stock options               67              67             188            --               --

===========================================================================================================
Balance at January 3, 1998           8,413           8,413          50,483          (1,621)          (2,793)

Net loss                              --              --              --              --               (559)

Foreign currency translation          --              --              --              (714)            --

Exercise of stock options               41              41              97            --               --

===========================================================================================================
Balance at January 2, 1999           8,454         $ 8,454         $50,580         $(2,335)         $(3,352)
===========================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         NATURE OF BUSINESS

    Florsheim Group Inc. and its subsidiaries (Florsheim or the Company) design, market, manufacture and source a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.

         THE DISTRIBUTION

    In November 1994, Florsheim became an independent public company. Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (INTERCO), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders. In connection with the Distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (Senior Notes) and entered into a bank credit facility. Florsheim used the proceeds from the Senior Notes and $25,000 from the bank facility to pay financing expenses and repay its share of the outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

         REORGANIZATION AND EMERGENCE FROM CHAPTER 11

    On January 24, 1991, INTERCO and its domestic subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the Court). INTERCO emerged from Chapter 11 effective with the beginning of business on August 3, 1992.

         SALE OF ASSETS OF HY-TEST, INC.

    On March 22, 1996, the Company completed the sale of the assets of its Hy-Test, Inc., the Company's safety shoe division, including its Kirksville, Missouri factory, to Wolverine World Wide, Inc., for cash proceeds of approximately $23,200. A portion of this cash was used to retire the $17,600 of outstanding borrowings under the Company's credit facility. Net sales of Hy-Test were $38,659 for the twelve months ended December 30, 1995 and $6,943 for the twelve months ended December 28, 1996. The net gain on sale of $1,850 is included in other income.

         SALE OF ASSETS OF CORPORATE HEADQUARTERS BUILDING

    On March 20, 1997, the Company completed the sale of the corporate headquarters building located in Chicago, Illinois, for an all cash sale price of approximately $8,050. Net cash proceeds were approximately $6,000 before income taxes. The net gain on sale of $4,300 is included in other income.

         TENDER OFFER FOR SENIOR NOTES-EXTRAORDINARY ITEM

    On May 9, 1997, the Company completed its cash tender offer and consent solicitation relating to the Senior Notes. Approximately $51 million aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69.45 million aggregate principal amount of outstanding Senior Notes. The Company also executed a new $110 million, five-year secured revolving credit facility (bank credit facility) that replaced the $75 million credit facility described above. An extraordinary loss of approximately $5.0 million, net of tax, is associated with the tender premium and expenses related to the repurchase of the Senior Notes and the execution of the new revolving credit facility.

         RECLASSIFICATIONS

    Certain amounts in the Company's historical financial statements have been reclassified to be consistent with the presentation in the current period.

(2)      SIGNIFICANT ACCOUNTING POLICIES

    Florsheim follows generally accepted accounting principles to present fairly its consolidated financial position, results of operations, cash flows and shareholders' equity. The major accounting policies of Florsheim are set as follows:

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
         PRINCIPLES OF CONSOLIDATION

    The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany transactions and balances have been eliminated. The results of Hy-Test are included through the sale date, March 22, 1996.

         FRESH START REPORTING

    As of August 2, 1992, in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), INTERCO and its domestic subsidiaries were required to adopt "fresh start" reporting. The ongoing impact of the adoption of "fresh start" reporting is reflected in Florsheim's financial statements.

         FISCAL YEAR

    Florsheim's fiscal year end is the Saturday closest to December 31. Therefore, the results of operations will periodically include a 53 week fiscal year. Fiscal 1996 and 1998 each represented a 52 week fiscal year. Fiscal 1997 represented a 53 week fiscal year. For purposes of these financial statements, fiscal 1996 refers to the 12 month period ended December 28, 1996, fiscal 1997 refers to the 12 month period ended January 3, 1998, and fiscal 1998 refers to the twelve month period ended January 2, 1999.

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

         REVENUE RECOGNITION

    The Company recognizes revenue as products are shipped to customers.

         ADVERTISING

    Advertising costs are expensed as incurred. These expenses were $6,293, $6,412 and $7,027 in fiscal 1996, 1997 and 1998, respectively.

         INCOME TAX EXPENSE

    As of the Distribution date, Florsheim and INTERCO entered into a formal tax agreement to provide for the payment of taxes, and the entitlement to tax refunds, for periods ended on and prior to the November 17, 1994 Distribution date, and to provide for various related matters. The tax agreement generally provides that any Federal and state tax, interest, or penalty attributable to Florsheim for periods ending on or prior to the date of the Distribution will be indemnified by INTERCO, subject to any tax liabilities that have been transferred to Florsheim.

    The tax agreement also provides that INTERCO will pay Florsheim a portion of the tax benefits received by INTERCO from any tax operating losses generated by Florsheim (which Florsheim elects to carryback) for periods after the Distribution that are eligible for carryback to periods when Florsheim was owned by INTERCO. Florsheim has not elected any carrybacks to date.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

         STOCK OPTION PLANS

     The Company accounts for its stock options plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which allows entities to continue to apply the provisions of APB opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-valued based method defined in SFAS No. 123 had been applied.

          POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Florsheim complies with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits other than Pensions (SFAS No. 106). SFAS No. 106 requires the cost of these benefits to be recognized in the financial statements over an employee's service period with the company.

         FOREIGN CURRENCY TRANSLATION

     The accounts of the foreign subsidiaries have been translated from their functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of stockholders' equity.

         COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income, which includes foreign currency translation adjustments. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period on which they are recognized. Florsheim has chosen to disclose other comprehensive income in the Consolidated Statements of Operations. Accumulated other comprehensive income at December 28, 1996, January 3, 1998 and January 2, 1999 is comprised of only foreign currency translation adjustments. Prior years have been restated to conform to the SFAS No. 130 requirements.

         EARNINGS PER SHARE

     The Company presents basic and diluted earnings per share. Basic earnings excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. Basic and diluted earnings per share do not include securities in instances where they would be antidilutive.

     The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share:


============================================================================
                                                 FISCAL YEAR ENDED
                                        ------------------------------------
                                        DECEMBER 28, JANUARY 3,   JANUARY 2,
                                            1996        1998         1999
============================================================================
Weighted average shares
  outstanding - basic                         8,346      8,361        8,454
Assumed exercise of stock options                33        206            -
                                        -----------  ---------    ---------
Weighted average shares
  outstanding - diluted                       8,379      8,567        8,454
                                        ===========  =========    =========
============================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
     There are no adjustments to earnings before extraordinary item, extraordinary item, or net earnings.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers stores with operating losses in a consecutive two year period as potentially impaired. A review is conducted on a store by store basis, grouped by year of lease expiration, comparing future undiscounted net cash flows to the carrying value of fixtures and leasehold improvements to test for impairment. Impairment, when present, is calculated as the difference between the asset carrying value and the future discounted net cash flows(fair value).

     Pursuant to its review of the retail store operations, the Company has provided valuation reserves against the carrying value of the long lived assets of certain retail stores in selling, general and administrative expenses of $500 in fiscal 1996, $400 in fiscal 1997 and $256 in fiscal 1998.

         NON-CASH TRANSACTIONS

     During fiscal 1997 and 1998, the Company entered into non-cash transactions with a third party whereby Florsheim would exchange excess inventory for advertising and media credits. At January 2, 1999, barter credits of $2,624 are recorded in prepaid expenses and other current assets at a cost that is consistent with the value of the inventory surrendered. Any differences between cost and the actual value of the credits is recognized proportionally as the credits are utilized.

         ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED/OBTAINED FOR INTERNAL USE

     During 1998, the company adopted the provisions of Statement of Position 98-1 which provides guidance on the capitalization of certain internal costs as they relate to implementing software being developed or implemented for internal use. At January 2, 1999, Florsheim capitalized approximately $1.0 million of internal costs in association with its SAP software implementation.

(3)      STORE CLOSINGS

     In the fourth quarter of 1998, the Company recognized restructuring charges of $3,261 related to the closing of 46 retail locations in 1998, and the planned closings of 30 locations in 1999. These charges were taken in connection with the Company's plan to aggressively shut down non-contributing locations and to liquidate the inventory in place. The plan for the 1999 stores closings involves a "going-out-of-business" pricing policy and merchandise presentation in a specified period preceding the shut down (GOB).

     The following table summarizes the costs reflected in the 1998 Consolidated Statement of Operations. $2,132 is reflected as "cost associated with store closings" which is principally related to the liquidation of inventory and $1,129 as non-recurring selling, general, and administrative expenses, which consist of fixed asset write downs and incremental operating expenses. A summary of the charges is as follows:

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================
                                              STORES     STORES TO BE
                                            CLOSED IN     CLOSED IN
                                               1998          1999        TOTAL
================================================================================
Fixed asset write downs                     $     140      $      99     $  239
Store closing expenses                            205            685        890
Provision for inventory write down
  to net realizable value                          94          2,038      2,132
                                            ---------      ---------     ------
Total effect of restructuring charges       $     439      $   2,822     $3,261
                                            =========      =========     =======
================================================================================

     The fixed asset write-downs are for store fixturing and leasehold improvements, which will be disposed of or abandoned upon exiting the locations. Store closing expenses are primarily incremental administrative and store salaries incurred in connection with the wind-down of store operations. The inventory writedown is for the adjustment of the carrying value of store merchandise to the expected net realizable value during the sale.


(4)   INVENTORIES

     Inventories are as follows:

================================================================================
                                                          JANUARY 3,  JANUARY 2,
                                                              1998       1999
================================================================================
  Retail merchandise                                       $  40,531    $39,375
  Finished products                                           30,028     32,621
  Work-in-process                                                997      1,172
  Raw materials                                                9,433      6,687
================================================================================
                                                           $  80,989    $79,855
================================================================================

(5)   LONG-TERM DEBT

     Long-term debt consisted of the following:

================================================================================
                                                          JANUARY 3,  JANUARY 2,
                                                              1998       1999
================================================================================
  12-3/4% Senior Notes due 2002                            $  18,412    $18,412
  Credit facility - Long term portion                         58,500     58,500
================================================================================
                                                           $  76,912    $76,912
================================================================================

         12-3/4% SENIOR NOTES DUE 2002

    The Senior Notes are senior unsecured obligations of Florsheim. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by all existing domestic subsidiaries of Florsheim and may be guaranteed by future domestic subsidiaries.

    Interest on the Senior Notes is payable semiannually on March 1 and September 1. The Senior Notes mature on September 1, 2002. On or after September 1, 1998, the Senior Notes are redeemable, at Florsheim's option, in whole or in part, at various prices plus accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, Florsheim is required to offer to repurchase all of the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the purchase date.

    See Note 1 for a description of the fiscal 1997 tender offer.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
         BANK CREDIT FACILITY

     The Company maintains a bank credit facility, which matures on May 9, 2002. The common stock of Florsheim's principal subsidiaries and substantially all of Florsheim's cash, working capital, and property, plant and equipment have been pledged as security for the credit facility. At January 2, 1999, the outstanding borrowings under the credit facility were $77,000, of which $18,500 were classified as short term and $58,500 were classified as long term. Further credit facility borrowings may be made from time to time to finance future liquidity requirements. At January 3, 1998, the outstanding borrowings under the credit facility were $63,000, of which $4,500 were classified as short term and $58,000 were classified as long term. The credit facility, as amended, provides for borrowings of up to $91,600 and other extensions of credit and contains financial and other covenants, including covenants requiring minimum EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other non-cash items, and non-recurring items not related to operations), a minimum EBITDA to interest expense ratio, and a maximum debt to EBITDA ratio. The company was in compliance with the covenants as amended. The cash borrowings under the credit facility bear interest at the prime rate plus a factor, currently 1. 5%, or at an adjusted LIBOR rate plus a factor, currently 2. 5%, depending on the type of loan the Company executes and various covenant ratios.

     The bank credit facility allows for issuance of letters of credit, foreign currency hedging obligations, and cash borrowing. The bank credit facility is secured by a first priority lien on and security interest in substantially all property of the Company. Under the provisions for letters of credit, a fee of 1.25% per annum in the case of commercial (trade) letters of credit and 1.75% per annum in the case of stand-by letters of credit is assessed for the account of the lenders ratably. A further fee of one-half of one percent is assessed on stand-by letters of credit representing a facing fee. A customary administrative charge for issuance of letters of credit is also payable to the relevant issuing banks. Letters of credit fees are payable monthly in arrears. At January 2, 1999, there were $7,004 in letters of credit outstanding.

         OTHER DEBT

     The Company's Australian subsidiary utilizes a credit facility for working capital borrowings and issuance of letters of credit. This facility is subject to annual review and secured by a debenture mortgage over the company's inventory to a limit of approximately $1,400. There were no borrowings or letters of credit outstanding under this facility at January 3, 1998 and January 2, 1999.

(6)  CAPITAL STOCK

         PREFERRED STOCK

     The Company's restated certificate of incorporation includes authorization to issue up to two million shares of no par value, preferred stock. No preferred stock has been issued.

         COMMON STOCK

    The Company's restated certificate of incorporation includes authorization to issue up to 20 million shares of common stock. As of January 3, 1998, 8,412,901 shares of common stock had been issued and were outstanding. As of January 2, 1999, 8,453,561 shares of common stock had been issued and were outstanding.

    The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferential rights that may be applicable to any preferred stock (none of which had been issued as of January 2, 1999), holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. However, it is not presently anticipated that dividends will be paid on common stock in the foreseeable future. At January 2, 1999, the Company was prohibited from paying dividends under the terms of its bank credit facility. All of the outstanding shares of common stock are fully paid and nonassessable.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
(7)  STOCK OPTION PLANS

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Option Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant. Had compensation cost for the company's Option Plan been determined based on the fair value at the grant date for awards in 1996, 1997, and 1998 consistent with the provisions of SFAS No. 123, the resulting reduction in the company's net income and earnings per share for the years ended December 28, 1996, January 3, 1998 and January 2, 1999 would not have been significant.

     At January 2 1999, options to purchase 415,000 shares of common stock were outstanding and 170,250 options were exercisable. Options to purchase 5,000 shares were granted in 1998 and were cancelled prior to January 2, 1999. At January 3, 1998, options to purchase 555,750 shares of common stock were outstanding and 54,900 options were exercisable. The per share weighted-average fair value of stock options granted during 1997, 213,000 options, was $4.80 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of five years.

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

     Options to purchase 250,00 shares were granted in 1995. No compensation cost has been recognized for the Campbell Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant.

     At January 2, 1999, options to purchase 250,000 shares of common stock were outstanding and 149,998 options were exercisable. At January 3, 1998, options to purchase 250,000 shares of common stock were outstanding and 100,000 shares were exercisable. No options were granted during 1998, 1997, or 1996 under the Campbell Plan.

         THE FLORSHEIM GROUP INC. CONSULTANTS STOCK OPTION PLAN

     In 1997, the Company adopted its third stock option plan, The Florsheim Group Inc. Consultants Stock Option Plan (the "Consultants Plan") is intended to encourage and provide opportunities for ownership of Florsheim Common Stock by those certain outside consultants and advisors (including endorsers of Company products) of the Company. To date, only selected endorsers of Company products have been granted options. The Consultants Plan authorizes grants of options to purchase an aggregate of 100,000 shares of common stock.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

     At January 2, 1999, options to purchase 10,000 shares of common stock were outstanding, and 2,000 were exercisable. No options were granted in 1998 under the Consultants Plan. At January 3, 1998, options to purchase 30,000 shares of common stock were outstanding, and none were exercisable. The per share weighted-average fair value of stock options granted during 1997, 30,000 shares, was $4.84 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of five years.

     Stock option activity during the following periods is indicated as follows:

================================================================================
                                                NUMBER OF      WEIGHTED-AVERAGE
                                                  SHARES        EXERCISE PRICE
================================================================================
Balance at December 30, 1995                      435,500            $3.62

           Granted                                552,000             6.13
           Exercised                                    -                -
           Forfeited                             (266,500)            3.78
================================================================================
Balance at December 28, 1996                      721,000            $5.49

           Granted                                245,000             7.93
           Exercised                              (73,650)            3.92
           Forfeited                              (56,600)            4.84
================================================================================
Balance at January 3, 1998                        835,750            $6.38

           Granted                                  5,000             9.25
           Exercised                              (40,750)            3.31
           Forfeited                             (125,000)            6.60
================================================================================
Balance at January 2, 1999                        675,000            $6.54
================================================================================

     The following tables summarize information about fixed price stock options outstanding and exercisable at January 2, 1999:

=======================================================================================================================
                                           WEIGHTED-
   RANGE OF            NUMBER          AVERAGE REMAINING         WEIGHTED-            NUMBER               WEIGHTED-
   EXERCISE        OUTSTANDING AT       CONTRACTUAL LIFE      AVERAGE EXERCISE     EXERCISABLE AT       AVERAGE EXERCISE
    PRICES         JANUARY 2, 1999        (IN YEARS)               PRICE          JANUARY 2, 1999            PRICE
=======================================================================================================================
$ 2.98 -  4.46              75,000                  3.7                3.23                75,000               3.23
$ 4.46 -  5.95             281,083                  6.8                5.06               124,549               5.14
$ 5.95 -  7.44              35,000                  8.6                6.18                 5,250               6.18
$ 7.44 -  8.93             183,583                  7.6                7.88                64,899               7.66
$ 8.93 - 10.41              83,334                  6.7               10.00                50,000              10.00
$13.39 - 14.88              17,000                  8.6               14.88                 2,550              14.88
=======================================================================================================================
                           675,000                                                        322,248
=======================================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
(8)  INCOME TAXES

     Income tax expense (benefit) was comprised of the following:

================================================================================
                                                    FISCAL YEAR ENDED
                                          --------------------------------------
                                          DECEMBER 28,    JANUARY 3,  JANUARY 2,
                                             1996            1998        1999
================================================================================
Current:
  Federal                                 $  (659)        $   (40)    $      -
  State and local                             111              23           47
  Foreign                                   1,225             920          613
================================================================================
                                              677             903          660
  Deferred                                    144            (490)      (1,054)
================================================================================
                                          $   821         $   413     $   (394)
--------------------------------------------------------------------------------

    The following table reconciles the difference between the Federal corporate statutory rate and Florsheim's effective tax rate:

================================================================================
                                                     FISCAL YEAR ENDED
                                           -------------------------------------
                                           DECEMBER 28,    JANUARY 3, JANUARY 2,
                                               1996           1998       1999
================================================================================
  Federal corporate statutory rate              35.0%          35.0%     35.0%
  State and local income taxes, net of
    Federal tax benefit                          2.6           (1.5)     (5.0)
  Foreign taxes, including foreign
    currency translation effects               (11.8)          21.5      10.5
  Adjustments for foreign tax credits
    and foreign dividend income                (14.2)          40.5      13.9
  Nontaxable foreign income                     17.8         (136.0)    (15.0)
  Other                                          0.1            0.1       1.9
================================================================================
  Effective income tax rate                     29.5%         (40.4)%     41.3%
--------------------------------------------------------------------------------

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

     The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:


=====================================================================================================================
                                                                                     JANUARY 3,            JANUARY 2,
                                                                                       1998                  1999
=====================================================================================================================
     Deferred tax assets:
        Fair value adjustment                                                        $   3,354               $  3,059
        Employee postretirement benefits
           other than pension                                                            7,446                  7,025
        Expense accruals                                                                 2,518                  1,850
        Rent abatement                                                                     674                    625
        Intangibles                                                                        326                    480
        Valuation reserves                                                                 244                    653
        Depreciation                                                                     1,733                  1,777
        Inventory costs capitalized                                                        772                    632
        NOL carry forwards                                                               3,069                  3,923
        Foreign tax credits                                                              3,848                  4,647
        Barter credits                                                                       -                    272
        Restructuring reserves                                                               -                    988
=====================================================================================================================
     Total gross deferred tax assets                                                    23,984                 25,931
=====================================================================================================================
     Deferred tax liabilities:
        Employee benefit plans                                                         (7,467)                 (8,406)
        Other                                                                               -                      46
=====================================================================================================================
     Total deferred tax liabilities                                                    (7,467)                 (8,360)
=====================================================================================================================
     Net deferred tax assets                                                         $ 16,517                $ 17,571
=====================================================================================================================


     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes sufficient taxable income will be generated from future operations to realize the benefits of the deferred tax assets. At January 2, 1999, the Company had net operating loss carryforwards for federal income tax purposes through 2012, and foreign tax credit carryforwards through 2002.

(9)      EMPLOYEE BENEFIT PLANS

     Florsheim maintains non-contributory defined benefit pension plans covering the majority of its employees and retirees. Annual cost for company-sponsored defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. It is Florsheim's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts.

     In addition to pension and other supplemental benefits, certain retired employees are currently provided with specified health care and life insurance benefits. Eligibility requirements for such benefits generally state that benefits are available to employees who retire after a certain age with specified years of service if they agree to contribute a portion of the cost. Florsheim has reserved the right to modify or terminate these benefits. Health care and life insurance benefits are provided to both retired and active employees through third-party administrators and insurance companies.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

     Information for the Company's pension plans and postretirement plans is shown in the following schedule:

=============================================================================================================================
                                                                      PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                                  ----------------------         ---------------------------
                                                                    1997           1998            1997                1998
=============================================================================================================================
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year                       $ 79,621     $  78,154        $ 16,241           $  15,507
    Service cost                                                       887           946             211                 117
    Interest cost                                                    5,617         5,647           1,105                 905
    Actuarial (gain)/loss                                           (1,435)        7,155            (836)             (1,553)
    Benefits paid                                                   (6,536)       (6,641)         (1,214)             (1,741)
                                                                  --------     ---------        --------           ---------
    Benefit obligation at end of year                             $ 78,154     $  85,261        $ 15,507             $13,235
                                                                  ========     =========        ========           =========
    CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year                $ 98,953     $ 108,161        $  3,926           $   3,957
    Actual return on plan assets                                    15,683        15,915             277                 117
    Company contributions                                               62           144             968               1,262
    Benefits paid from plan assets                                  (6,537)       (6,641)         (1,214)             (1,740)
                                                                  --------     ---------        --------           ---------
    Fair value of plan assets at end of year                      $108,161     $ 117,579        $  3,957           $   3,596
                                                                  ========     =========        ========           =========
    Funded status of plan                                         $ 30,007     $  32,317        $(11,549)          $  (9,639)
    Unrecognized net gain                                          (13,434)      (12,783)         (8,746)             (9,560)
    Unrecognized prior service cost                                  4,861         4,483            (978)               (873)
                                                                  --------     ---------        --------           ---------
    Prepaid (accrued) benefit cost                                $ 21,434     $  24,017        $(21,273)          $ (20,072)
                                                                  ========     =========        ========           =========
    AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
    Prepaid benefit cost                                          $ 21,448     $  24,029        $(21,273)          $ (20,072)
    Accrued benefit liability                                         (199)         (171)              -                   -
    Accumulated other comprehensive income                             185           158               -                   -
    Fresh start adjustment                                          (9,802)       (9,131)              -                   -
                                                                  --------     ---------        --------           ---------
    Net amount recognized                                         $ 11,632     $  14,885        $(21,273)          $ (20,072)
                                                                  ========     =========        ========           =========
-----------------------------------------------------------------------------------------------------------------------------

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

    =======================================================================================================================
                                                    PENSION BENEFITS                       POSTRETIREMENT BENEFITS
                                          --------------------------------------     --------------------------------------
                                                    FISCAL YEAR ENDED                         FISCAL YEAR ENDED
                                          --------------------------------------     --------------------------------------
                                          DECEMBER 28,   JANUARY 3,    JANUARY 2,    DECEMBER 28,  JANUARY 3,    JANUARY 2,
    COMPONENTS OF NET PERIODIC EXPENSE       1996          1998           1999           1996         1998         1999
    =======================================================================================================================
    Service cost                           $  1,305       $   887      $    946       $   343       $   210      $   117
    Interest cost                             5,793         5,617         5,647         1,176         1,105          905
    Expected return on assets               (10,491)       (8,610)       (9,441)         (309)         (300)        (302)
    Amortization of prior service cost        2,672           378           378          (105)         (105)        (105)
    Amortization of actuarial loss                -            38            30          (320)         (432)        (555)
    Fresh start amortization                   (672)         (672)         (672)            -             -            -
                                           --------       -------      --------       -------       -------      -------
    Net periodic benefit expense/(income)  $ (1,393)      $(2,362)     $ (3,112)      $   785       $   478      $    60

    WEIGHTED AVERAGE ASSUMPTIONS
    Discount rate for obligations              7.25%         7.25%         6.75%         7.25%         7.25%        6.75%
    Discount rate for expense                  7.75          7.75          7.25          7.75          7.75         7.25
    Expected return rate on plan assets        9.00          9.00          9.00          8.00          8.00         8.00
    Rate of compensation increase              4.50          4.00          4.00             -             -            -
    Health care cost trend rate                   -             -             -         10.00          9.00         8.00

    =======================================================================================================================

     For postretirement benefit plans, Florsheim assumed 7.0% annual rate of increase in the per capita costs of covered health care benefits (the health care cost trend rate) for 1999, and 6.0% in 2000 and thereafter. A one percent increase in the health care cost trend rate would result in an increase in Florsheim's accumulated postretirement benefit obligation as of January 2, 1999 by $22 and the interest and services cost by $140 for the year then ended. A decrease of 1% would result in decreases of $20 and $131, respectively.

     Florsheim has Supplemental Pension Plans in place with an accumulated obligation in excess of plan assets, which are reflected in the prepaid pension cost above on a net basis. In the Consolidated Balance Sheet they are reported in the Other Liabilities section. These plans cover certain executives of the Company and employees covered under pre-ERISA regulations. For the years ended January 3, 1998 and January 2, 1999, the Projected Benefit Obligation is $1,239 and $1,362; the Accumulated Benefit Obligation is $1,154 and $1,205, there are no assets in the plan.

     The Company maintains a 401(K) account that allows employees to contribute a portion of their pre-tax and/or after tax income in accordance with specified guidelines. Florsheim matches a percentage of employee contributions up to certain limits. Florsheim participated during fiscal years 1996 through 1998. Florsheim's cost for this plan for fiscal 1996, 1997, and 1998 was $164, $143, and $109 respectively.

 (10)   LEASE COMMITMENTS

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

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

================================================================================
                                                     FISCAL YEAR ENDED
                                            ------------------------------------
                                            DECEMBER 28,  JANUARY 3,  JANUARY 2,
                                               1996         1998         1999
================================================================================
Basic rentals                               $  15,852     $ 16,604    $  21,087
Contingent rentals                              6,469        6,540          191
================================================================================
                                               22,321       23,144       21,278
Less: sublease rentals                             24           -            -
================================================================================
                                               22,297       23,144       21,278
================================================================================

     Minimum future annual rental commitments under non-cancelable operating leases in each of the five fiscal years 1999 through 2003 are $17,250, $14,760, $12,803, $11,247 and $9,736 and in aggregate for all lease agreements, $95,812 through the end of the lease terms. At January 2, 1999, Furniture Brands International, Inc. guaranteed future base operating lease payments on behalf of Florsheim of approximately $13,300, exclusive of related operating expenses.

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the following long-term debt are based on closing market prices at year end for the Senior Notes and on the outstanding balance for the credit facility:

================================================================================
                                      JANUARY 3, 1998          JANUARY 2, 1999
                                  ---------------------     --------------------
                                  CARRYING    ESTIMATED     CARRYING   ESTIMATED
                                   AMOUNT    FAIR VALUE      AMOUNT   FAIR VALUE
================================================================================
12-3/4% Senior Notes due 2002     $18,412      $19,885      $18,412     $19,448
Bank Credit Facility               58,500       58,500       58,500      58,500
================================================================================

(12)   TRANSACTIONS WITH AFFILIATES

     In 1994, a consulting agreement was established with Apollo Advisors, L.P., an affiliate of Florsheim's controlling shareholders. Charges totaled $400 per year for fiscal years 1996, 1997, and 1998.

(13)   LITIGATION

     Florsheim is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of Florsheim from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of Florsheim.

(14)   OTHER FINANCIAL DATA

     Items included in other assets are as follows:

================================================================================
                                                    JANUARY 3,      JANUARY 2,
                                                       1998            1999
================================================================================
Prepaid pension                                      $12,785          $16,091
Investment in unconsolidated subsidiaries              4,271            4,389
Unamortized debt                                       1,519            1,058
Other                                                  2,277            3,869
================================================================================
Total other assets                                   $20,852          $25,407
================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================
Items included in other accrued expenses are as follows:


================================================================================
                                                    JANUARY 3,      JANUARY 2,
                                                       1998            1999
================================================================================
Taxes-general                                       $    244        $    295
Postretirement benefits other than pensions            1,150             950
Group insurance                                        1,229             711
Legal/other contingencies                              2,203           2,722
Miscellaneous                                          3,393           2,442
================================================================================
Total other accrued expenses                        $  8,219        $  7,120
================================================================================


(15)  BUSINESS SEGMENTS

     Effective for 1998 reporting the company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments, products and services, geographic areas and major customers. The presentation of segments information reflects the manner in which management organizes segments for making operating decisions and assessing performance. Prior year amounts have been restated to conform to the current presentation format. Under the provisions of the new standard, Florsheim has three current reportable segments: U.S. Wholesale, U.S. Retail and International. In 1996, the Company also had Hytest as a reportable segment. U. S. Wholesale distributes footwear to large national retailers, department stores, independent shoe stores and to Company operated specialty and outlet stores. U.S. Wholesale also includes certain corporate expenses and assets which are not charged to other reportable segments. U. S. Retail consists of specialty retail shoe shops and outlet stores. International consists of wholesale and retail operations in Australia, Canada, the Pacific Rim, Europe and export business.

     The Company's reportable segments are organized according to the markets, which they serve. The segment disclosures are on a basis consistent with internal management reporting. Sales of product from U.S. Wholesale to U.S. Retail and International include a standard mark-up, which is eliminated in consolidation. The cost of certain corporate functions are charged to the segments, however no allocation of debt or income taxes is made to the individual segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================
    Operating segment information is as follows:

================================================================================

                                  FISCAL YEAR ENDED                           FISCAL YEAR ENDED
                       ----------------------------------------    ---------------------------------------
                       DECEMBER 28,   JANUARY 3,     JANUARY 2,   DECEMBER 28,    JANUARY 3,    JANUARY 2,
                           1996           1998          1999          1996           1998          1999
                       -----------   -----------    -----------    ----------     ----------    ----------
                                       NET SALES                           EARNINGS FROM OPERATIONS
                       ----------------------------------------    ---------------------------------------
    U.S. Wholesale     $    72,467   $    82,413    $    88,140    $    7,859     $   13,676    $   13,829
    U.S. Retail            118,507       120,022        112,355         1,507         (4,594)       (8,703)(1)
    International           46,938        50,621         44,400         2,540          3,139         1,943
    Hytest                   6,943             -              -          (498)             -             -
                       -----------   -----------    -----------    ----------     ----------    ----------
                       $   244,855   $   253,056    $   244,895    $   11,408     $   12,221    $    7,069
                       ===========   ===========    ===========    ==========     ==========    ==========

                            DEPRECIATION AND AMORTIZATION          ADDITIONS TO PROPERTY, PLANT & EQUIPMENT
                       ----------------------------------------    ----------------------------------------
    U.S. Wholesale     $       670   $     1,310    $     1,109    $    6,703     $    3,476    $    7,805
    U.S. Retail              3,306         3,359          3,079         1,691          5,851         1,825
    International              861           756            749           977            595           678
    Hytest                      38             -              -            53              -             -
                       -----------   -----------    -----------    ----------     ----------    ----------
                       $     4,875   $     5,425    $     4,937    $    9,424     $    9,922    $   10,308
                       ===========   ===========    ===========    ==========     ==========    ==========

                                     TOTAL ASSETS
                       ----------------------------------------
    U.S. Wholesale     $    71,221   $    77,111    $   105,459
    U.S. Retail             88,152        82,720         71,544
    International           25,865        23,815         22,563
                       -----------   -----------    -----------
                       $   185,238   $   183,646    $   199,566
                       ===========   ===========    ===========

================================================================================

    (1) Includes charge of $3,261 for retail store closings

        Summary geographic information is as follows:

    =================================================================================================
                                 FISCAL YEAR ENDED                        FISCAL YEAR ENDED
                      --------------------------------------     ------------------------------------
                      DECEMBER 28,   JANUARY 3,    JANUARY 2,    DECEMBER 28,   JANUARY 3,  JANUARY 2,
                         1996          1998           1999          1996          1998        1999
    =================================================================================================
                                     NET SALES                               TOTAL ASSETS
                      --------------------------------------     ------------------------------------
     United States    $ 197,917     $ 202,435      $ 200,495     $  159,373    $  159,831   $ 177,003
     Other               46,938        50,621         44,400         25,865        23,815      22,563
                      ---------     ---------      ---------     ----------    ----------   ---------
     Total            $ 244,855     $ 253,056      $ 244,895     $  185,238    $  183,646   $ 199,566
                      =========     =========      =========     ==========    ==========   =========

    =================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

==============================================================================
(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


======================================================================================================================
                                                            FIRST          SECOND            THIRD            FOURTH
                                                           QUARTER         QUARTER          QUARTER          QUARTER
======================================================================================================================
FISCAL YEAR ENDED JANUARY 3, 1998
   Net sales                                            $    59,183    $    64,215      $    60,177        $    69,470
   Gross profit                                              29,740         30,310           28,236             32,571
   Earnings from operations                                   7,918          2,870            1,921               (488)
   Earnings (loss) before extraordinary item                  3,465            424             (211)               (71)
   Extraordinary item                                            --         (5,042)              --                 --
   Net earnings (loss)                                        3,465         (4,618)            (211)               (71)
   Common stock price
      range (high-low)                                  $ 8.50-5.63    $13.38-7.75      $17.75-9.44        $12.50-6.00
   Common stock price
      at end of quarter                                 $      8.50    $     12.75      $     12.13        $      6.44
   Basic Earnings per share:
      Earnings (loss) before extraordinary item         $      0.42    $      0.05      $     (0.03)       $     (0.01)
      Extraordinary item                                         --          (0.60)              --                 --
      Net earnings (loss)                                      0.42          (0.55)           (0.03)             (0.01)
      Weighted average number of
         common shares outstanding                            8,346          8,346            8,346              8,570
   Diluted Earnings per share:
      Earnings (loss) before extraordinary item         $      0.41    $      0.05      $     (0.03)       $     (0.01)
      Extraordinary item                                         --          (0.59)              --                 --
      Net earnings (loss)                                      0.41          (0.54)           (0.03)             (0.01)
      Weighted average number of
         common shares outstanding                            8,482          8,588            8,375              8,570
======================================================================================================================
FISCAL YEAR ENDED JANUARY 2, 1999
   Net sales                                            $    58,670    $    61,812      $    60,258        $    64,155
   Gross profit                                              27,784         28,650           27,472             25,670
   Earnings from operations                                   2,886          3,194            3,237             (2,248)
   Net earnings (loss)                                          526            598              563             (2,246)
   Common stock price
   range (high-low)                                     $10.75-6.31    $11.00-7.88      $ 9.75-6.00        $ 8.00-4.38
8.00 - 4.318
   Common stock price
   at end of quarter                                    $      8.75    $      9.00      $      6.50        $      4.75
   Basic Earnings per share:
      Net earnings(loss)                                       0.06           0.07             0.07              (0.27)
      Weighted average number of
         common shares outstanding                            8,413          8,413            8,413              8,428
   Diluted Earnings per share:
      Net earnings (loss)                                      0.06           0.07             0.07              (0.27)
      Weighted average number of
         common shares outstanding                            8,573          8,588            8,612              8,428
======================================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
 (17)   YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Florsheim has initiated a worldwide program to prepare the Company's information systems and applications for the Year 2000 issue, as well as a review of all material aspects of the business that could be affected thereby. Included in this process are assessments of the preparedness of suppliers, service providers and customers. In addition, the Company is investing in technology to significantly improve its management information systems, costing approximately $12,900, which is being capitalized during 1997, 1998 and 1999. The Year 2000 issue is being addressed within this upgrade. Total costs to date are approximately $7,900. The Company believes that the Year 2000 issue will not pose significant operational problems for its internal computer systems.

 (18)   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

    In connection with the Distribution, Florsheim issued the Senior Notes, of which $18,412 are outstanding, and the Senior Notes are fulling and unconditionally guaranteed (subject only to limitations imposed by laws relating to fraudulent transfer and conveyance), on a joint and several basis, by all domestic subsidiaries of Florsheim.

    The following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of January 3, 1998 and January 2, 1999 and for the fiscal years ended December 28, 1996, January 3, 1998, and January2, 1999 of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

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

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)


================================================================================================================================
                                             CONDENSED CONSOLIDATING BALANCE SHEET
                                                        JANUARY 3, 1998

--------------------------------------------------------------------------------------------------------------------------------

                                                                GUARANTOR       NONGUARANTOR
                                               PARENT        SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
 Assets:
  Current Assets
   Cash and cash
    equivalents                              $  4,389         $    374            $ 2,432             $      -          $  7,195
   Receivables                                 23,554              104              5,635               (2,699)           26,594
   Inventories                                 48,949           20,415             11,625                    -            80,989
   Prepaid expenses and
    other current assets                        5,773              940              1,082                    -             7,795
--------------------------------------------------------------------------------------------------------------------------------
  Total current assets                         82,665           21,833             20,774               (2,699)          122,573
  Net property, plant and
   equipment                                   19,917            4,724              2,604                    -            27,245
  Other assets                                 35,797             (933)               419               (1,455)           33,828
  Investment in subsidiaries                   40,027                -                  -              (40,027)                -
--------------------------------------------------------------------------------------------------------------------------------
 Total assets                                $178,406         $ 25,624            $23,797             $(44,181)         $183,646
--------------------------------------------------------------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
  Current Liabilities
   Bank credit facility                      $  4,500         $      -            $     -             $      -          $  4,500
   Accounts payable                             8,295              418              4,384               (2,699)           10,398
   Accrued expenses
    and other current
    liabilities                                10,371              614              2,523                    -            13,508
--------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                    23,166            1,032              6,907               (2,699)           28,406

  Long-term debt, less
   current maturities                          76,912                -                  -                     -           76,912
  Deferred postretirement
   benefits                                    20,124                -                  -                    -            20,124
  Other long-term liabilities                   3,722                -              1,455               (1,455)            3,722
  Shareholders' equity                         54,482           24,592             15,435              (40,027)           54,482
--------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity                       $178,406         $ 25,624           $ 23,797             $(44,181)         $183,646
--------------------------------------------------------------------------------------------------------------------------------

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)


==============================================================================================================================
                                             CONDENSED CONSOLIDATING BALANCE SHEET
                                                        JANUARY 2, 1999

------------------------------------------------------------------------------------------------------------------------------
                                                                 GUARANTOR       NONGUARANTOR
                                                PARENT        SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
 Assets:
  Current Assets
   Cash and cash
    equivalents                               $  3,030             $ 1,047           $ 2,854       $      -         $  6,931
   Receivables                                  30,280                 169             5,372         (2,451)          33,370
   Inventories                                  52,483              16,848            10,524                          79,855
   Prepaid expenses and
    other current assets                         7,811                 746             2,225           (612)          10,170
----------------------------------------------------------------------------------------------------------------------------
  Total current assets                          93,604              18,810            20,975         (3,063)         130,326
  Net property, plant and
   equipment                                    24,524               4,101             2,356              -           30,981
  Other assets                                  39,550              (1,343)               52              -           38,259
  Investment in subsidiaries                    37,210                                     -        (37,210)
----------------------------------------------------------------------------------------------------------------------------
 Total assets                                 $194,888             $21,568           $23,383       $(40,273)        $199,566
----------------------------------------------------------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
  Current Liabilities
   Bank credit facility                       $ 18,500             $     -           $     -       $      -         $ 18,500
   Accounts payable                             17,970                 194             3,008         (2,451)          18,721
   Accrued expenses
    and other current
    liabilities                                  5,726               1,244             2,683              -            9,653
----------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                     42,196               1,438             5,691         (2,451)          46,874

  Lon-term debt, less
   current maturities                           76,912                   -                 -              -           76,912
  Deferred postretirement
   benefits                                     19,122                   -                 -              -           19,122
  Other long-term liabilities                    3,311                   -               612           (612)           3,311
  Shareholders' equity                          53,347              20,130            17,080        (37,210)          53,347
----------------------------------------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity                        $194,888             $21,568           $23,383       $(40,273)        $199,566
----------------------------------------------------------------------------------------------------------------------------

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)


================================================================================================================================
                                          CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                            FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                   GUARANTOR       NONGUARANTOR
                                                    PARENT      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
  Net sales                                       $172,683        $53,414             $43,026          $(24,268)        $244,855
  Cost of sales                                     99,291         29,101              23,958           (24,268)         128,082
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                      73,392         24,313              19,068                 -          116,773
  Selling, general, and administrative
    expenses                                        65,532         23,391              16,442                 -          105,365
--------------------------------------------------------------------------------------------------------------------------------
  Earnings from operations                           7,860            922               2,626                 -           11,408
  Interest expense                                   9,989              -                   -                 -            9,989
  Equity earnings of subsidiaries,
    net of tax                                       2,614              -                   -            (2,614)               -
  Other income (expense), net                        1,307            (29)                 88                 -            1,366
--------------------------------------------------------------------------------------------------------------------------------
  Earnings (loss) before income
    tax expense                                      1,792            893               2,714            (2,614)           2,785
  Income tax expense (benefit)                        (172)           371                 622                 -              821
--------------------------------------------------------------------------------------------------------------------------------
  Net earnings                                    $  1,964        $   522             $ 2,092          $ (2,614)        $  1,964
--------------------------------------------------------------------------------------------------------------------------------

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS)


==============================================================================================================================
                                          CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                             FOR THE FISCAL YEAR ENDED JANUARY 3, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                 GUARANTOR     NONGUARANTOR
                                                  PARENT      SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
 Net sales                                      $185,504          $49,422         $45,812          $(27,682)       $253,056
 Cost of sales                                   106,157           27,061          26,663           (27,682)        132,199
----------------------------------------------------------------------------------------------------------------------------
 Gross profit                                     79,347           22,361          19,149                 -         120,857
 Selling, general, and administrative
      expenses                                    68,935           23,679          16,022                 -         108,636
----------------------------------------------------------------------------------------------------------------------------
 Earnings from operations                         10,412           (1,318)          3,127                 -          12,221
 Interest expense                                  9,130                -               -                 -           9,130
 Equity earnings of subsidiaries,
      net of tax                                   1,309                -               -            (1,309)              -
 Other income (expense), net                       3,884                -            (142)                -           3,742
----------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) before income
      tax expense                                  6,475           (1,318)          2,985            (1,309)          6,833
 Income tax expense (benefit)                      2,868             (467)            825                 -           3,226
----------------------------------------------------------------------------------------------------------------------------
 Earnings before extraordinary item                3,607             (851)          2,160            (1,309)          3,607
----------------------------------------------------------------------------------------------------------------------------
 Extraordinary item (less applicable
      income taxes of ($5,812)                    (5,042)                                                            (5,042)
----------------------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                            $ (1,435)         $  (851)        $ 2,160           $(1,309)       $ (1,435)
----------------------------------------------------------------------------------------------------------------------------

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)


===================================================================================================================
                              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

===================================================================================================================

                                                        GUARANTOR      NONGUARANTOR
                                        PARENT       SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
===================================================================================================================
  Net sales                            $183,167          $45,780         $39,975        $(24,027)         $244,895
  Cost of sales                         108,554           26,613          24,179         (24,027)          135,319
==================================================================================================================
  Gross profit                           74,613           19,167          15,796               -           109,576
  Selling, general, and
    administrative expenses              65,030           23,620          13,857               -           102,507
==================================================================================================================
  Earnings from operations                9,583           (4,453)          1,939               -             7,069
  Interest expense                        8,674               (1)             26               -             8,699
  Equity earnings of subsidiaries,                                                                               -
    net of tax                           (2,817)               -               -           2,817                 -
  Other income (expense), net               562                -             115               -               677
==================================================================================================================
  Earnings (loss) before income                                                                                  -
    tax expense                          (1,346)          (4,452)          2,028           2,817              (953)
  Income tax expense (benefit)             (787)               9             384               -              (394)
==================================================================================================================
  Net earnings (loss)                  $   (559)         $(4,461)        $ 1,644        $  2,817          $   (559)
==================================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

==================================================================================================================
                              CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

==================================================================================================================
                                                         GUARANTOR    NONGUARANTOR
                                            PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
==================================================================================================================
 Net cash provided by (used in
  operating activities:
  (excluding asserts/liabilities related
  to the sale of assets of Hy-Test)         $  9,993     $ (116)        $7,143          $(3,799)          $13,221
=================================================================================================================
 Cash flows from investing
  activities:
  Proceeds from the sale of assets
   of Hy-Test, net of transaction costs       23,025          -              -                -            23,025
  Proceeds from the
   disposal of assets                            390          -              -                -               390
  Additions to property,
   plant, and equipment                       (7,586)      (898)          (940)               -            (9,424)
=================================================================================================================
 Net cash provided (used in
  investing activities:                       15,829       (898)          (940)               -            13,991
=================================================================================================================
 Net cash from financing
  activities:
   Net capital contribution
    from (to) Parent                             623        280         (4,702)           3,799                 -
   Net changes in notes
    and loans payable                              -          -            (94)               -               (94)
   Payment of long-term debt                 (10,676)         -              -                -           (10,676)
=================================================================================================================
 Net cash provide by (used in)
  financing activities:                      (10,053)       280         (4,796)           3,799           (10,770)
=================================================================================================================
 Net increase (decrease) in cash
  and cash equivalents                        15,769       (734)         1,407                -            16,442
 Cash and cash equivalents
  at beginning of period                       2,658      1,131          1,460                -             5,249
=================================================================================================================
 Cash and cash equivalents
  at end of period                          $ 18,427     $  397         $2,867          $     -           $21,691
=================================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

=====================================================================================================================
                              CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

=====================================================================================================================
                                                            GUARANTOR    NONGUARANTOR
                                               PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
=====================================================================================================================
 Net cash provided by (used in
  operating activities:                     $(17,812)        $ 2,384        $ 3,037         $(5,392)       $(17,783)
===================================================================================================================
 Cash flows from investing
  activities:
  Proceeds from the sale of assets of
    130 S. Canal, net of transaction costs     6,277               -              -               -           6,277
  Proceeds from the
    disposal of assets                            12               -              -               -              12
  Additions to property,
    plant, and equipment                      (7,442)         (1,885)          (595)              -          (9,922)
===================================================================================================================
 Net used in
  investing activities:                       (1,153)         (1,885)          (595)              -          (3,633)
===================================================================================================================
 Net cash from financing
  activities:
   Net capital contribution
    from (to) Parent                          (1,993)           (522)        (2,877)          5,392               -
   Net borrowings under revolving
    credit facility                           63,000               -              -               -          63,000
   Repurchase of 12-3/4% Senior Notes
    including tender premium and
    re financing costs, net of tax           (56,080)              -              -               -         (56,080)
===================================================================================================================
 Net cash provide by (used in)
  financing activities:                        4,927            (522)        (2,877)          5,392           6,920
===================================================================================================================
 Net increase (decrease) in cash
  and cash equivalents                       (14,038)            (23)          (435)              -         (14,496)
 Cash and cash equivalents
  at beginning of period                      18,427             397          2,867               -          21,691
===================================================================================================================
 Cash and cash equivalents
  at end of period                          $  4,389         $   374        $ 2,432         $     -        $  7,195
===================================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1996, JANUARY 3, 1998, AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

=====================================================================================================================
                              CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

=====================================================================================================================
                                                          GUARANTOR      NONGUARANTOR
                                               PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
=====================================================================================================================
 Net cash provided by (used in)
  operating activities:                     $ (6,768)    $  1,291         $      385     $      -0-      $   (5,092)
=====================================================================================================================
 Cash flows from investing
  activities:
  Proceeds from the
   disposal of assets                          1,136            -                  -             -            1,136
  Additions to property,
   plant, and equipment                       (9,013)        (617)              (678)            -          (10,308)
=====================================================================================================================
 Net used in
  investing activities:                       (7,877)        (617)              (678)            -           (9,172)
=====================================================================================================================
 Net cash from financing
  activities:
   Net capital contribution
    from (to) Parent                            (714)          (1)               715            -0-               -
   Net borrowings under revolving
    credit facility                           14,000            -                  -             -           14,000
=====================================================================================================================
 Net cash provided by (used in)
  financing activities:                       13,286           (1)               715            -0-          14,000
=====================================================================================================================
 Net increase (decrease) in cash
  and cash equivalents                        (1,359)         673                422             -             (264)
 Cash and cash equivalents
  at beginning of period                       4,389          374              2,432             -            7,195
=====================================================================================================================
 Cash and cash equivalents
  at end of period                          $  3,030     $  1,047         $    2,854     $       -       $    6,931
=====================================================================================================================

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure.

   None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

      The sections entitled "Election of Directors-Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999 are incorporated herein by reference.

      The names, ages, and positions of the Executive Officers of the Company are:

NAME                      AGE             POSITION
----                      ---             --------

Charles J. Campbell       54   Chairman of the Board of Directors, President
                               and Chief Executive Officer

Richard J. Anglin         43   Vice President, Chief Financial Officer

Thomas W. Joseph          48   Vice President, President, International Division

L. David Sanguinetti      55   Executive Vice President, Chief Operating Officer
                               and President, Retail Division




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

      MR. ANGLIN was elected Vice President, Chief Financial Officer in December 1997. From August 1996 to November 1997, Mr. Anglin served as Vice President of Store Operations at Service Merchandise where he was responsible for the operations of 400 stores. From 1990 through July 1996, Mr. Anglin was Vice President of Operations and Chief Financial Officer for Mark Shale, a specialty retailer of men and women's clothing. In November 1995, Mark Shale filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code. Mr. Anglin has also held various financial positions with Marshall Fields department stores and was a member of the tax department of Arthur Andersen & Company.

      MR. JOSEPH was elected Vice President and President, International Division in January 1996 and served as Vice President-Retail Shops Division (Florsheim Shoe Shops and Florsheim Thayer McNeil stores - 1991 to April 1996). Mr. Joseph was previously Vice President, Marketing of Florsheim Australia Limited (1988-1991) and Vice President, Florsheim Thayer McNeil Stores (1986-1988). Prior to that time, Mr. Joseph also held the positions of General Manager, International Retail Stores (Florsheim Shoe Shops), and Regional Supervisor of Retail Stores and Retail Stores Area Manager.

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

Item 11. Executive Compensation

The sections entitled "Election of Directors - Compensation and Organization of Board of Directors," "Executive Compensation," and "Comparative Stock and Performance Graph" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The sections entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation," and "Certain Transactions" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999, are incorporated herein by reference.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) List of documents filed as part of this report:


    1.   Consolidated Balance Sheets as of January 3, 1998 and January 2, 1999.

         Consolidated Statements of Operations and Comprehensive Earnings for the Fiscal Years Ended December 28, 1996, January 3, 1998, and January 2, 1999.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 1996, January 3, 1998, and January 2, 1999.

         Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 28, 1996, January 3, 1998, and January 2, 1999.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report

    2.   Financial Statement Schedules:

         Valuation and qualifying accounts (Schedule II)

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

    3.   Exhibits:

         Exhibit
         Number       Description
         ------       -----------

         3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 as filed with the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

         3.2 Restated by-laws of the Company (incorporated by reference to Exhibit 3.2 as filed with the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

         4.1 Indenture, dated as of November 17, 1994, among the Company, certain of its subsidiaries and First Fidelity Bank, National Association (now named First Union National
                      Bank), as Trustee, including form of Senior Note (incorporated by reference to Exhibit 4.1 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

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

         4.7 Waiver #1, dated as of December 16, 1997 to the Credit Agreement, dated May 9, 1997, among the Company, the Banks party and hereto, and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 4.7 as filed with the Florsheim Group Inc. Annual report on Form 10-K the year ended January 3, 1998.

         4.8 First Amendment, dated April 22, 1998, to the Credit Agreement, dated as of May 9, 1997, among the Company, the Banks party thereto from time to time, and Bankers Trust, as agent. (Incorporated by reference to Exhibit 4.1 as filed with the Florsheim Group Inc. Quarterly Report for the Quarterly Period Ended April 4, 1998).

         4.9 Second Amendment, dated as of August 19, 1998, to the Credit Agreement dated as of May 9, 1997, among the Company, the Banks party thereto from time to time and Bankers Trust Company as agent. (Incorporated by reference to Exhibit 4.1 as filed with the Florsheim Group Inc. Quarterly Report for the Quarterly Period Ended October 3, 1998.

         4.10 Third Amendment, dated as of February 4, 1999 to the Credit Agreement, dated as of May 9, 1999, among the Company, the Banks party thereto from time to time, and Bankers Trust Company as agent.

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

         10.17 1994 Stock Option Plan, as amended and restated as of March 15, 1996 (incorporated by reference to Exhibit 10.1, as filed with the Company's Registration Statement on Form S-8 no. 333-06353).

         10.18 Charles J. Campbell Stock Option Plan, as amended and restated as of March 15, 1996 (incorporated by reference to Exhibit 10.2, as filed with the Company's Registration Statement on Form S-8 no. 333-06353).

         10.19 Lease Agreement dated September 6, 1996 between Teachers Insurance and Annuity Association of America, a New York corporation, (the "Landlord") and The Florsheim Shoe Company (incorporated by reference to Exhibit 10.1 as filed with the Company's Quarterly Report on form 10-Q, for the Quarterly Period ended September 28, 1996).

         10.20 Real Estate Sale Contract, as amended and restated, for the sale of property located at 130 South Canal Street, Chicago, Illinois, dated February 21, 1997, between The Florsheim Shoe Company and Everest Partners L.L.C (incorporated by reference to Exhibit 10.22 as filed with the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

         10.21 Consultants' Stock Option Plan, as amended and restated as of December 17, 1997 (incorporated by reference to Exhibit 10, as filed with the Company's Registration Statement on Form S-8 no. 333-42495).

         21           Subsidiaries of the Company.

         23           Consent of KPMG LLP.

         27           Financial Data Schedule



     (b)     Reports on Form 8-K.

          A Form 8-K was not required to be filed during the last quarter of the fiscal year ended January 2, 1999.


          UPON WRITTEN REQUEST TO THE COMPANY'S CHIEF FINANCIAL OFFICER, THE COMPANY WILL FURNISH SHAREHOLDERS WITH A COPY OF ANY OR ALL SUCH EXHIBITS REQUESTED AT A CHARGE OF TEN CENTS PER PAGE, WHICH REPRESENTS THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS.

                                                                  SCHEDULE II
                                                                  -----------
FLORSHEIM GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

=====================================================================================================
                                                        CHARGED                OTHER
                                         BALANCE AT    TO COSTS    CHARGED    CHARGES
FISCAL                                   BEGINNING        AND     TO OTHER   ADD(DEDUCT)  BALANCE AT
YEAR   DESCRIPTION                        OF YEAR      EXPENSES   ACCOUNT        (1)      END OF YEAR
=====================================================================================================
1996   Allowance for doubtful accounts
         and cash discounts               $2,284        $2,383     $   -      $(2,962)      $1,705

1997   Allowance for doubtful accounts
         and cash discounts                1,705         1,734         -       (2,355)       1,084

1998   Allowance for doubtful accounts
         and cash discounts                1,084         1,288         -       (1,165)       1,207
=====================================================================================================


(1) Includes write-offs of bad debts and cash discounts allowed.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Florsheim Group Inc.:

We have audited the consolidated balance sheets of Florsheim Group Inc. and subsidiaries (the Company) as of January 2, 1999 and January 3, 1998 and the consolidated statements of operations and comprehensive earnings, cash flows, and shareholders' equity for the years ended January 2, 1999, January 3, 1998, and December 28, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of management of Florsheim Group Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florsheim Group Inc. and subsidiaries as of January 2, 1999 and January 3, 1998 and the results of their operations and their cash flows for the years ended January 2, 1999, January 3, 1998, and December 29, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





KPMG LLP
Chicago, Illinois
February 15, 1999

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

                                         FLORSHEIM GROUP INC.
                                         --------------------
                                             (Registrant)


                                     By  Richard J. Anglin
                                         ---------------------------------------
                                         Richard J. Anglin
                                         Vice President, Chief Financial Officer

Date:  March 30, 1999

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.


          Signature                         Title
          ---------                         -----

/s/  Charles J. Campbell                    Chairman of the Board of Directors,
--------------------------------            President, Chief Executive Officer
(Charles J. Campbell)

/s/ Adam M. Aron                            Director
--------------------------------
(Adam M. Aron)

                                            Director
--------------------------------
(Bernard Attal)

                                            Director
--------------------------------
(Robert H. Falk)

/s/  Michael S. Gross                       Director
--------------------------------
(Michael S. Gross)

                                            Director
--------------------------------
(John J. Hannan)

/s/ Joshua J. Harris                        Director
--------------------------------
(Joshua J. Harris)

/s/  John H. Kissick                        Director
--------------------------------
(John H. Kissick)

                                            Director
--------------------------------
(Ronald J. Mueller)

/s/ Michael D. Weiner                       Director
--------------------------------
(Michael D. Weiner)

/s/  Richard J. Anglin                      Vice President,
--------------------------------            Chief Financial Officer
(Richard J. Anglin)                         (Principal Financial Officer)


/s/ F. Terrence Blanchard                   Vice President, Controller
--------------------------------            (Principal Accounting Officer)
(F. Terrence Blanchard)