Form 10-Q
period 1999-04-03
FLORSHEIM GROUP INC
filed 1999-05-18
CIK 928908

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------
                                    FORM 10-Q

     (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

                         COMMISSION FILE NUMBER 1-13474
                              FLORSHEIM GROUP INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              36-3520923
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

200 North LaSalle Street, Chicago, Illinois                      60601-1014
-------------------------------------------                     ------------
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

                       8,453,651 Shares as of May 3, 1999
                       ----------------------------------

===============================================================================

                          PART I FINANCIAL INFORMATION


Item 1.        Financial Statements


Consolidated Financial Statements for the quarter ended April 3, 1999.


               Consolidated Balance Sheet:

                    April 3, 1999
                    January 2, 1999

               Consolidated Statement of Operations and Comprehensive Income:

                    Three Months Ended April 3, 1999
                    Three Months Ended April 4, 1998

               Consolidated Statement of Cash Flows:

                    Three Months Ended April 3, 1999
                    Three Months Ended April 4, 1998


               Notes to Consolidated Financial Statements

                              FLORSHEIM GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                       (In thousands, except share data)

=======================================================================================================
                                                                            January 2,         April 3,
    ASSETS                                                                    1999              1999
-------------------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                                 $  6,931           $  6,685
 Receivables, less allowances of $1,207 at
  January 2, 1999 and $1,304 at April 3, 1999                                33,370             35,966
 Inventories                                                                 79,855             80,580
 Deferred tax assets, net                                                     4,719              4,738
 Prepaid expenses and other current assets                                    5,451              6,083
-------------------------------------------------------------------------------------------------------
Total current assets                                                        130,326            134,052
Property, plant and equipment:
 Buildings and improvements                                                  23,363             22,952
 Machinery and equipment                                                     31,848             32,617
-------------------------------------------------------------------------------------------------------
                                                                             55,211             55,569
Less: accumulated depreciation                                              (24,230)           (24,667)
-------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                            30,981             30,902
Deferred tax assets, net                                                     12,852             12,342
Other assets                                                                 25,407             26,283
-------------------------------------------------------------------------------------------------------
                                                                           $199,566           $203,579
-------------------------------------------------------------------------------------------------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Current liabilities:
 Bank credit facility                                                      $ 18,500           $ 24,500
 Accounts payable                                                            16,183             14,417
 Accrued employee compensation                                                3,958              4,508
 Accrued interest expense                                                       981                514
 Other accrued expenses                                                       7,120              6,133
 Income taxes payable                                                           132                (51)
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                    46,874             50,021
Bank credit facility                                                         58,500             58,500
Long-term debt                                                               18,412             18,412
Deferred postretirement benefits other than pension                          19,122             19,142
Other long-term liabilities                                                   3,311              3,319
-------------------------------------------------------------------------------------------------------
Total liabilities                                                           146,219            149,394
Shareholders' equity:
 Common stock, 20,000,000 shares authorized, without par value,
  $1.00 stated value, 8,453,651 shares issued and outstanding                 8,454              8,454
 Paid-in capital                                                             50,580             50,577
 Accumulated other comprehensive loss -
  translation adjustment                                                     (2,335)            (2,473)
 Accumulated deficit                                                         (3,352)            (2,373)
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   53,347             54,185
-------------------------------------------------------------------------------------------------------
                                                                           $199,566           $203,579
-------------------------------------------------------------------------------------------------------

                              FLORSHEIM GROUP INC.
         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

========================================================================
                                             Three months   Three months
                                                ended          ended
                                               April 4,       April 3,
                                                 1998           1999
========================================================================
Net sales                                       $58,670       $63,525
Cost of sales                                    30,886        33,402
========================================================================
Gross profit                                     27,784        30,123
Selling, general and administrative expenses     24,896        26,200
========================================================================
Earnings from operations                          2,888         3,923
Interest expense, net                             2,066         2,397
========================================================================
Earnings before income tax expense                  822         1,526
Income tax expense                                  296           547
========================================================================
Net earnings                                    $   526       $   979
Other comprehensive loss, net of tax:
 Foreign currency translation adjustment            (37)         (138)
========================================================================
Comprehensive earnings                          $   489       $   841
========================================================================
Earnings per share:
 Basic                                          $  0.06       $  0.12
 Diluted                                           0.06          0.11
Weighted average number of shares outstanding:
 Basic                                            8,413         8,454
 Diluted                                          8,573         8,526
========================================================================

                              FLORSHEIM GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

===============================================================================================
                                                                  Three months    Three months
                                                                     ended           ended
                                                                    April 4,        April 3,
                                                                      1998            1999
===============================================================================================
Cash flows from operating activities:
 Net earnings                                                     $   526         $   979
 Adjustments to reconcile net earnings to net cash
  used in operating activities
   Gain on disposal of assets                                         (22)            (10)
   Depreciation and amortization                                    1,205           1,518
   Deferred taxes                                                     168             491
   Noncash interest expense                                           108             108
   Increase in receivables                                         (5,426)         (2,596)
   Decrease (increase) in inventories                               3,529            (725)
   Increase in prepaid expenses and other assets                     (859)         (1,598)
   Decrease in accounts payable, accrued
    interest expense and other accrued expenses                    (6,111)         (2,857)
   Increase (decrease) in other long-term liabilities                 (63)             28
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                              (6,945)         (4,662)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the disposal of assets                                 277              10
 Additions to property, plant and equipment                        (1,624)         (1,594)
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                              (1,347)         (1,584)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Borrowings under bank credit facility                              5,000           6,000
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                           5,000           6,000
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (3,292)           (246)
Cash and cash equivalents at beginning of period                    7,195           6,931
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $ 3,903         $ 6,685
-----------------------------------------------------------------------------------------------
Supplemental disclosure:
 Cash payments for income taxes, net                              $   860         $ 1,221

 Cash payments for interest                                       $ 2,547         $ 2,756
===============================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)


(1)       BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000.

          The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report in Form 10-K for the fiscal year ended January 2, 1999.


(2)       INVENTORIES

          Inventories are summarized as follows:

          ====================================================================
                                                       January 2,     April 3,
                                                         1999           1999
          --------------------------------------------------------------------

               Retail merchandise                      $39,375        $30,858
               Finished Products                        32,621         37,453
               Work-in-Process                           1,172          1,007
               Raw materials                             6,687         11,262
                                                       -------        -------
                                                       $79,855        $80,580
                                                       =======        =======
          ====================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)


(3)       EARNINGS PER SHARE

          The Company presents basic and diluted earnings per share. Basic earnings excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. Basic and diluted earnings per share do not include securities in instances where they would be antidilutive.

          The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share:

          ====================================================================
                                                          Fiscal Year Ended
                                                       -----------------------
                                                        April 4,       April 3,
                                                          1999           1999
          --------------------------------------------------------------------

               Weighted average shares
                   outstanding-basic                    $ 8,413          8,454
               Assumed exercise of stock options            160             72
                                                        -------        -------
               Weighted average shares
                   outstanding - diluted                  8,573          8,526
                                                        -------        -------

          ====================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)


(4)       BUSINESS SEGMENT INFORMATION

          Operating segment information is as follows:

=========================================================================

                                              Three Months Ended
                                       April 4,                 April 3,
                                         1998                     1999
                                     ------------------------------------
                                                  Net Sales
                                     ------------------------------------
         U.S. Wholesale              $ 20,929                 $  26,607
         U.S. Retail                   26,299                    25,012
         International                 11,442                    11,906
                                     --------                 ---------
                                     $ 58,670                 $  63,525
                                     ========                 =========

                                        Earnings (Loss) from Operations
                                     ------------------------------------
         U.S. Wholesale              $  4,785                 $   3,813
         U.S. Retail                   (2,596)                     (655)
         International                    699                       765
                                     --------                 ---------
                                     $  2,888                 $   3,923
                                     ========                 =========

                                                 Total Assets
                                     ------------------------------------
                                      January 2,                April 3,
                                        1999                     1999
                                     -----------              -----------
         U.S. Wholesale              $105,459                 $ 108,824
         U.S. Retail                   71,544                    70,898
         International                 22,563                    23,857
                                     --------                 ---------
                                     $199,566                 $ 203,579
                                     ========                 =========

=========================================================================

U.S. Wholesale includes certain corporate expenses and assets which are not charged to other reportable segments.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)


(5)       SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

          At April 3, 1999, Florsheim had $18,412 of senior notes outstanding. The senior notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

          The following condensed consolidating information presents:

          1. Condensed consolidating balance sheets as of January 2, 1999 and April 3, 1999, condensed consolidating statements of operations and statements of cash flows for the three months ended April 4, 1998 and the three months ended April 3, 1999, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis,

          2. Florsheim, the parent, with the investments in the guarantor and nonguarantor subsidiaries accounted for on the equity method, and

          3. Elimination entries necessary to consolidate Florsheim, the parent, with the guarantor and nonguarantor subsidiaries.

          There are no restrictions on the parent or guarantor subsidiaries to obtain funds from the subsidiary by dividend or loan.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)

===================================================================================================================================
                                                      Condensed Consolidating Balance Sheet
                                                                January 2, 1999
===================================================================================================================================

                                                                       Guarantor    Nonguarantor
                                                          Parent      subsidiaries  subsidiaries      Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
 Current assets:
  Cash and cash
   equivalents                                           $  3,030        $  1,047       $ 2,854        $      -       $  6,931
  Receivables, net                                         30,280             169         5,372          (2,451)        33,370
  Inventories                                              52,483          16,848        10,524               -         79,855
  Prepaid expenses and
   other current assets                                     7,811             746         2,225            (612)        10,170

 Total current assets                                      93,604          18,810        20,975          (3,063)       130,326
 Net property, plant and
  equipment                                                24,524           4,101         2,356               -         30,981
 Other assets                                              39,550          (1,343)           52               -         38,259
 Investments in subsidiaries                               37,210               -             -         (37,210)             -
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                             $194,888        $ 21,568       $23,383        $(40,273)      $199,566
===================================================================================================================================
Liabilities and Shareholders' Equity:
 Current liabilities:
  Bank credit facility                                   $ 18,500        $      -       $     -        $      -       $ 18,500
  Accounts payable                                         15,432             194         3,008          (2,451)        16,183
  Accrued expenses
   and other current
   liabilities                                              8,264           1,244         2,683               -         12,191
-----------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                 42,196           1,438         5,691          (2,451)        46,874

 Deferred postretirement
  benefits                                                 19,122               -             -               -         19,122
 Long-term debt, less
  current maturities                                       76,912               -             -               -         76,912
 Other long-term liabilities                                3,311               -           612            (612)         3,311
 Shareholders' equity                                      53,347          20,130        17,080         (37,210)        53,347
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                                    $194,888        $ 21,568       $23,383        $(40,273)      $199,566
===================================================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)

===================================================================================================================================

                                               Condensed Consolidating Balance Sheet

                                                           April 3, 1999

===================================================================================================================================
                                                                      Guarantor   Nonguarantor
                                                         Parent      subsidiaries subsidiaries      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
 Current assets:
  Cash and cash
   equivalents                                           $  3,403       $   313       $ 2,969       $     -          $   6,685
  Receivables, net                                         33,326           115         6,500          (3,975)          35,966
  Inventories                                              53,186        17,077        10,317             -             80,580
  Prepaid expenses and
   other current assets                                     8,425           809         1,587             -             10,821
-----------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                      98,340        18,314        21,373          (3,975)         134,052
 Net property, plant and
  equipment                                                24,504         4,033         2,365             -             30,902
 Other assets                                              37,552           -           1,073             -             38,625
 Investments in subsidiaries                               37,945           -             -           (37,945)             -
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                             $198,341       $22,347       $24,811       $ (41,920)       $ 203,579
===================================================================================================================================
Liabilities and Shareholders' Equity:
 Current liabilities:
  Bank credit facility                                   $ 24,500       $     -       $     -       $       -        $  24,500
  Accounts payable                                         12,559           499         5,334          (3,975)          14,417
  Accrued expenses
   and other current
   liabilities                                              7,724         1,711         1,669             -             11,104
-----------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                 44,783         2,210         7,003          (3,975)          50,021

 Long-term debt, less
  current maturities                                       76,912           -             -               -             76,912
 Deferred postretirement
  benefits                                                 19,142           -             -               -             19,142
 Other long-term liabilities                                3,319           -             -               -              3,319
 Shareholders' equity                                      54,185        20,137        17,808         (37,945)          54,185
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                                    $198,341       $22,347       $24,811       $ (41,920)       $ 203,579
-----------------------------------------------------------------------------------------------------------------------------------

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)

====================================================================================================================================

                                          Condensed Consolidating Statements of Operations

                                                For three months ended April 4, 1998

====================================================================================================================================
                                                                       Guarantor       Nonguarantor
                                                        Parent        subsidiaries     subsidiaries    Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
 Net sales                                             $  44,682        $  10,624        $  10,236        $(6,872)       $ 58,670
 Cost of sales                                            25,444            6,022            6,292         (6,872)         30,886
------------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                             19,238            4,602            3,944            -            27,784
 Selling, general and
  administrative expenses                                 15,746            5,880            3,272                         24,898
------------------------------------------------------------------------------------------------------------------------------------
 Earnings from operations                                  3,492           (1,278)             672            -             2,886
 Interest expense                                          2,066              -                -              -             2,066
 Equity in earnings of subsidiaries,
  net of tax                                                (227)             -                -              227             -
 Other income (expense), net                                 (25)               1               26                              2
------------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) before income
  tax expense                                              1,174           (1,277)             698            227             822
 Income tax expense (benefit)                                648             (446)              94                            296
------------------------------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                   $     526        $    (831)       $     604        $   227        $    526
====================================================================================================================================


                                                For three months ended April 3, 1999

====================================================================================================================================
                                                                       Guarantor       Nonguarantor
                                                        Parent        subsidiaries     subsidiaries    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
 Net sales                                             $  45,688        $  10,208        $  10,686        $(3,057)       $ 63,525
 Cost of sales                                            24,991            4,975            6,493         (3,057)         33,402
------------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                             20,697            5,233            4,193            -            30,123
 Selling, general and
  administrative expenses                                 17,545            5,226            3,429            -            26,200
------------------------------------------------------------------------------------------------------------------------------------
 Earnings from operations                                  3,152                7              764            -             3,923
 Interest expense                                          2,396              -                  1            -             2,397
------------------------------------------------------------------------------------------------------------------------------------
 Equity in earnings of subsidiaries,
  net of tax                                                 735              -                -             (735)            -
------------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) before income
  tax expense                                              1,491                7              763           (735)          1,526
 Income tax expense                                          512              -                 35            -               547
------------------------------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                   $     979        $       7        $     728        $  (735)       $    979
====================================================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)

================================================================================================================================

                                        Condensed Consolidating Statements of Cash Flows

                                              For three months ended April 4, 1998

================================================================================================================================
                                                                            Guarantor    Nonguarantor
                                                              Parent      subsidiaries   subsidiaries Eliminations Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                                        $(7,617)       $  1,247        $  (101)      $(474)     $ (6,945)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing
 activities:
  Proceeds from the
   disposal of assets                                            277             -              -           -             277
  Additions to property,
      plant and equipment                                     (1,520)            (11)           (93)        -          (1,624)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in
 investing activities                                         (1,243)            (11)           (93)        -          (1,347)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing
 activities:
 Net capital contribution
  from (to) Parent                                               (37)           (438)             1         474           -
 Revolving facility-Short Term                                 5,000             -              -           -           5,000
--------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in)
  financing activities                                         4,963            (438)             1         474         5,000
--------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash
 equivalents                                                  (3,897)            798           (193)        -          (3,292)
Cash and cash equivalents
 at beginning of period                                        4,389             374          2,432         -           7,195
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
 at end of period                                            $   492        $  1,172        $ 2,239       $ -        $  3,903
================================================================================================================================

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)

=================================================================================================================
                                 Condensed Consolidating Statements of Cash Flows

                                       For three months ended April 3, 1999
=================================================================================================================

                                                             Guarantor    Nonguarantor
                                               Parent       subsidiaries  subsidiaries  Eliminations Consolidated
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                      $  (4,181)       $  (734)      $    253       $ -        $ (4,662)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing
 activities:
  Proceeds from the
   disposal of assets                             10              -              -         -              10
  Additions to property,
      plant and equipment                     (1,594)             -              -         -          (1,594)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing                                                                                 -
 activities                                   (1,584)             -              -         -          (1,584)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing
 activities:
 Net capital contribution
  from (to) Parent                               138              -           (138)        -               -
 Revolving facility-Short Term                 6,000              -              -         -           6,000
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in)
  financing activities                         6,138              -           (138)        -           6,000
-----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash
 equivalents                                     373           (734)           115         -            (246)
Cash and cash equivalents
 at beginning of period                        3,030          1,047          2,854         -           6,931
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
 at end of period                          $   3,403        $   313       $  2,969       $ -        $  6,685
=================================================================================================================

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO THREE MONTHS ENDED APRIL 4, 1998.

The following tables set forth, for the periods indicated, certain historical operating data, expressed in thousands of dollars and retail store information.

=====================================================================================
                                                          Three months ended
                                                 ------------------------------------
(Dollars in thousands)                           April 4, 1998          April 3, 1999
-------------------------------------------------------------------------------------
                                                     Amount                 Amount
-------------------------------------------------------------------------------------
Net sales:
 U.S. Wholesale                                    $ 20,929                $26,607
 U.S. Retail                                         26,299                 25,012
 International (including
   exports from U.S.)                                11,442                 11,906
-------------------------------------------------------------------------------------
 Total net sales                                     58,670                 63,525
                                                   ========                =======
Percent change in same store
 sales (1)                                             (7.2)%                  5.4%
-------------------------------------------------------------------------------------
Number of retail stores:
 U.S. specialty                                         185                    169
 U.S. outlets                                            92                     75
 International                                           52                     53
                                                   --------                -------
   Total                                                329                    297
                                                   ========                =======
=====================================================================================

(1) Includes only those figures for U.S. specialty stores that have been in operation for a least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior period.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)


Net sales for the three months ended April 3, 1999 were $63.5 million, up $4.9 million, or 8.3%, as compared to the three months ended April 4, 1998. U.S. Wholesale net sales increased $5.7 million, or 27.1%, due primarily to increased sales to department stores. The first quarter of 1999 included the rollout of the Company's @ease product line into Sears Roebuck & Co. The Company also had strong sales to JC Penney Co. in the 1999 period. JC Penney Co. became a new customer to the company in the second quarter of 1998. U.S. Wholesale also showed improved sales of its new products, particularly success of its new MagneForce golf shoe line. U.S. retail net sales decreased $1.3 million, or 4.9%, due to planned store closings in the first quarter 1999. On a same store basis, sales were up 5.4% over the first quarter of 1998 as a result of the success of the spring product line.

Gross profit margin for the first quarter 1999 was 47.4% of net sales, unchanged from the first quarter 1998. While each of the business segments (Wholesale, Retail and International) had strong margin rates, the mix of business resulted in a flat rate compared to last year. Wholesale, which has a lower margin rate, has grown faster than Retail.

Selling, general and administrative expenses for the first quarter of 1999 were $26.2 million, an increase of $1.3 million or 5.2%, from first quarter of 1998. Selling, general and administrative expenses for first quarter of 1999 were 41.2% of net sales compared to 42.4% for first quarter of 1998.

Earnings from operations were $3.9 million in the first quarter of 1999 compared to $2.9 million in the first quarter of 1998. The increase in earnings resulted primarily from the increased sales volume and improved performance in the U.S. Retail operations.

Interest expense for the first quarter of 1999 was $2.4 million, as compared to the first quarter of 1998 amount of $2.1 million. This increase is due to the higher average outstanding borrowings under the bank credit facility.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at April 3, 1999 was $84.0 million, as compared to $83.4 million at January 2, 1999. Borrowings under the Company's bank credit facility were $83.0 million at April 3, 1999, compared to $77.0 million at January 2, 1999. Additional borrowings were made to finance receivables and reduce accounts payable and accrued expenses.


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

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 3, 1999
(Dollars in thousands)
(Unaudited)


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

The Company is in the process of a significant information technology upgrade, costing approximately $12.9 million, which is being capitalized during 1997, 1998 and 1999. The Year 2000 issue is being addressed within this upgrade. The Company will utilize both internal and external resources to reprogram or replace, and test equipment and software to resolve the Year 2000 Issue. The Company has competed two of the three phases of the upgrade, which include the financial systems and the wholesale and warehouse systems. The Company anticipates completing the retail system which is the third phase of system upgrade and the Year 2000 project no later than October, 1999. The Company is currently developing a contingency plan for the retail system. Total costs for the system upgrade to date are approximately $8.7 million.

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



Item 3.   QUANTITATIVE AND QUANTITATIVE DISCLOSURE
          ABOUT MARKET RISKS

          Not Applicable.

                            PART II OTHER INFORMATION


Item 4.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are filed as part of this report:

                   27.   Financial Data Schedule.

          (b) Form 8-K was not required to be filed during the quarter ended April 3, 1999.

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


                                      FLORSHEIM GROUP INC.
                                         (Registrant)

                                      By /s/ Richard J. Anglin
                                        ---------------------------------------
                                        Richard J. Anglin
                                        Vice-President, Chief Financial Officer


          Date:  May 17, 1999

                                  EXHIBIT INDEX


Exhibit                                                              Sequential
  No.                                                                 Page No.
-------                                                              ----------


  27       Financial Data Schedule                                        19