Form 10-Q
period 1999-07-03
FLORSHEIM GROUP INC
filed 1999-08-17
CIK 928908

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                       ----------------------------------
                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 3, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          TO
     ---------------------  --------------------

                         Commission file number 1-13474
                              FLORSHEIM GROUP INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             36-3520923
------------------------------------------------            --------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                               Identification No.)

200 North LaSalle Street, Chicago, Illinois                      60601-1014
------------------------------------------------            --------------------
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

                     8,453,651 Shares as of August 10, 1999
                     --------------------------------------

================================================================================

                          PART I FINANCIAL INFORMATION



Item 1.    Financial Statements


Condensed Consolidated Financial Statements for the quarter ended July 3, 1999.


     Condensed Consolidated Balance Sheets:

               July 3, 1999 and January 2, 1999


     Condensed Consolidated Statements of Operations and Comprehensive Earnings:

               Three Months Ended July 3, 1999 and July 4, 1998

               Six Months Ended July 3, 1999 and July 4, 1998


     Condensed Consolidated Statements of Cash Flows:

               Six Months Ended July 3, 1999 and July 4, 1998


     Notes to Condensed Consolidated Financial Statements

                              FLORSHEIM GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (In thousands, except share data)

===============================================================================================================================
                                                                                           January 2,                   July 3,
     ASSETS                                                                                   1999                       1999
==============================================================================================================================
Current assets:
     Cash and cash equivalents                                                            $   6,931                  $   7,798
     Receivables, less allowances of $1,207 at
         January 2, 1999 and $1,996 at July 3, 1999                                          33,370                     36,609
     Inventories                                                                             79,855                     80,324
     Other current assets                                                                    10,170                     10,539
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        130,326                    135,270
Property, plant and equipment, net                                                           30,981                     30,325
Deferred tax assets, net                                                                     12,852                     12,831
Other assets                                                                                 25,407                     27,094
------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 199,566                  $ 205,520
------------------------------------------------------------------------------------------------------------------------------
         LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Bank credit facility - current portion                                               $  18,500                  $  25,500
     Accounts payable and accrued expenses                                                   28,374                     26,964
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    46,874                     52,464
Bank credit facility                                                                         58,500                     58,500
Long-term debt                                                                               18,412                     18,412
Other long-term liabilities                                                                  22,433                     22,366
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           146,219                    151,742
Shareholders' equity:
     Common stock, 20,000,000 shares authorized, without par value,
     $1.00 stated value, 8,453,651 shares issued and outstanding                              8,454                      8,454
     Paid-in capital                                                                         50,580                     50,577
     Accumulated other comprehensive loss -
         translation adjustment                                                              (2,335)                    (2,292)
     Accumulated deficit                                                                     (3,352)                    (2,961)
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   53,347                     53,778
------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 199,566                  $ 205,520
==============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE EARNINGS
                                  (Unaudited)
                      (In thousands, except per share data)

===============================================================================================================================
                                                                                         Three months              Three months
                                                                                             ended                     ended
                                                                                            July 4,                    July 3,
                                                                                             1998                       1999
===============================================================================================================================
Net sales                                                                                  $ 61,812                   $ 62,544
Cost of sales                                                                                33,162                     32,797
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                 28,650                     29,747
Selling, general and administrative expenses                                                 25,456                     27,099
Other expense                                                                                     9                      1,123
------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                      3,185                      1,525
Interest expense, net                                                                         2,250                      2,430
------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income tax expense                                                       935                       (905)
Income tax expense (benefit)                                                                    337                       (318)
------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                        $    598                   $   (587)
Other comprehensive earnings (loss)
     Foreign currency translation adjustment                                                   (124)                       181
------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings (loss)                                                              $    474                   $   (406)
------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Basic                                                                                 $   0.07                   $  (0.07)
     Diluted                                                                                   0.07                      (0.07)
Weighted average number of shares outstanding
     Basic                                                                                    8,413                      8,454
     Diluted                                                                                  8,588                      8,454
==============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

===============================================================================================================================
                                                                                          Six months                 Six months
                                                                                            ended                       ended
                                                                                            July 4,                     July 3,
                                                                                             1998                        1999
===============================================================================================================================
Net sales                                                                                 $ 120,482                  $ 126,069
Cost of sales                                                                                64,048                     66,199
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                 56,434                     59,870
Selling, general and administrative expenses                                                 50,354                     53,273
Other expense                                                                                     7                      1,149
------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                      6,073                      5,448
Interest expense, net                                                                         4,316                      4,827
------------------------------------------------------------------------------------------------------------------------------
Earnings before income tax expense                                                            1,757                        621
Income tax expense                                                                              633                        229
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                              $   1,124                  $     392
Other comprehensive earnings (loss)
     Foreign currency translation adjustment                                                   (161)                        43
------------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings                                                                    $     963                  $     435
------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                                                $    0.13                  $    0.05
     Diluted                                                                                   0.13                       0.05
------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding
     Basic                                                                                    8,413                      8,454
     Diluted                                                                                  8,479                      8,513
==============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

==================================================================================================================================
                                                                                            Six months                  Six months
                                                                                               ended                      ended
                                                                                               July 4,                    July 3,
                                                                                                1998                       1999
==================================================================================================================================
Cash flows from operating activities:
     Net earnings                                                                            $ 1,124                     $   392
     Adjustments to reconcile net earnings to net cash
         used in operating activities:
            Gain on disposal of assets                                                           (22)                       (380)
            Depreciation and amortization                                                      2,431                       3,153
            Deferred taxes                                                                       812                         (35)
            Noncash interest expense                                                             216                         216
            Decrease (increase) in receivables                                                (7,138)                     (3,239)
            Decrease (increase) in inventories                                                 9,364                        (469)
            Decrease (increase) in other current assets                                       (2,092)                     (1,863)
            Increase (decrease) in accounts payable and
                accrued expenses                                                              (8,155)                     (1,414)
            Increase (decrease) in other long-term liabilities                                   (69)                        (67)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                         (3,529)                     (3,706)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from the disposal of assets                                                        757                         380
     Capital expenditures                                                                     (4,363)                     (2,807)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (3,606)                     (2,427)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Borrowings under bank credit facility                                                     4,222                       7,000
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                      4,222                       7,000
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          (2,913)                        867
Cash and cash equivalents at beginning of period                                               7,195                       6,931
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $ 4,282                     $ 7,798
--------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure:
     Cash payments for income taxes, net                                                     $   553                     $   347
     Cash payments for interest                                                              $ 4,193                     $ 4,537
================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

FLORSHEIM GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 3, 1999
(Dollars in thousands)
(Unaudited)

(1)          BASIS OF PRESENTATION

             The accompanying unaudited condensed financial statements of the Florsheim Group Inc. ("Florsheim" or the "Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000.

             The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

             For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 1999.

(2)          OTHER EXPENSE

             During the second quarter of 1999 the Company recorded a $1.1 million charge to income related to the resignation of its former chief executive officer and for costs associated with an evaluation of strategic alternatives by its financial advisor. The charge is included in Other Expense.

(3)          INVENTORIES
             Inventories are summarized as follows:

=========================================================================================================
                                                          January 2,                        July 3,
                                                              1999                            1999
=========================================================================================================
         Retail merchandise                           $            39,375             $            38,069
         Finished Products                                         32,621                          34,287
         Work-in-process                                            1,172                             581
         Raw materials                                              6,687                           7,387
                                                      -------------------             -------------------

                                                      $            79,855             $            80,324
                                                      ===================             ===================

FLORSHEIM GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 3, 1999
(Dollars in thousands)
(Unaudited)

(4)         LONG TERM DEBT


            On July 1, 1999, the Company amended its bank credit facility, resulting in the waiver of financial covenants related to the EBITDA to interest expense ratio and the ratio of debt to EBITDA for the quarter ended July 3, 1999. In addition, the amendment reset the above noted financial covenants for the period ending October 2, 1999.


(5)         EARNINGS PER SHARE

            The Company presents basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Basic and diluted earnings per share do not include securities in instances where they would be antidilutive.

            The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share:

=================================================================================
                                          Three months ended    Six months ended
                                           July 4,    July 3,   July 4,   July 3,
                                            1998       1999      1998      1999
=================================================================================
Weighted average shares
     outstanding - basic                     8,413     8,454     8,413     8,454
Assumed exercise of stock options              175        --        66        59
                                             -----     -----     -----     -----
Weighted average shares
     outstanding - diluted                   8,588     8,454     8,479     8,513
                                             =====     =====     =====     =====

FLORSHEIM GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 3, 1999
(Dollars in thousands)
(Unaudited)

(5)      BUSINESS SEGMENT INFORMATION

         Operating segment information is as follows:


==============================================================================================================================
                                             Three Months Ended                                 Six Months Ended
                                      July 4,                  July 3,                  July 4,                  July 3,
                                        1998                     1999                     1998                     1999
==============================================================================================================================
                                                  Net Sales                                           Net Sales
                                 -------------------------------------------       -------------------------------------------
U.S. Wholesale                   $           23,315       $           25,263       $           44,087       $           51,870
U.S. Retail                                  27,737                   25,971                   54,036                   50,983
International                                10,760                   11,310                   22,359                   23,216
                                 ------------------       ------------------       ------------------       ------------------
                                 $           61,812       $           62,544       $          120,482       $          126,069
                                 ==================       ==================       ==================       ==================



                                       Earnings (Loss) from Operations                   Earnings (Loss) from Operations
                                 -------------------------------------------       -------------------------------------------
U.S. Wholesale                   $            3,958       $            2,044       $            8,747       $            5,830
U.S. Retail                                  (1,045)                  (1,136)                  (3,641)                  (1,791)
International                                   272                      617                      967                    1,409
                                 ------------------       ------------------       ------------------       ------------------
                                 $            3,185       $            1,525       $            6,073       $            5,448
                                 ==================       ==================       ==================       ==================
                                                 Total Assets
                                 --------------------------------------------
                                     January 2,                July 3,
                                        1999                     1999
                                 ------------------       ------------------
U.S. Wholesale                   $          105,459       $          113,194
U.S. Retail                                  71,544                   67,567
International                                22,563                   24,759
                                 ------------------       ------------------

                                 $          199,566       $          205,520
                                 ==================       ==================

         U.S. Wholesale includes certain corporate expenses and assets which are not charged to other reportable segments.

FLORSHEIM GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 3, 1999
(Dollars in thousands)
(Unaudited)


(6)          SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

             At January 2, 1999 and July 3, 1999, Florsheim had $18,412 of senior notes outstanding. The senior notes are guaranteed, on a joint and several basis, by all domestic subsidiaries of Florsheim.

             The following condensed consolidating information presents:

             1. Condensed consolidating balance sheets as of January 2, 1999 and July 3, 1999, condensed consolidating statements of operations for the three months ended July 4, 1998 and the three months ended July 3, 1999, condensed consolidating statements of operations and statements of cash flows for the six months ended July 4, 1998 and the six months ended July 3, 1999, of (a) Florsheim, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) Florsheim on a consolidated basis.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 3, 1999
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================
                      Condensed Consolidating Balance Sheet

                                 January 2, 1999
================================================================================

===============================================================================================================================
                                                                   Guarantor      Nonguarantor
ASSETS                                             Parent        subsidiaries     subsidiaries     Eliminations    Consolidated
===============================================================================================================================
Current assets:
     Cash and cash equivalents                  $   3,030         $  1,047         $  2,854        $       -        $   6,931
     Receivables                                   30,280              169            5,372           (2,451)          33,370
     Inventories                                   52,483           16,848           10,524                -           79,855
     Other current assets                           7,811              746            2,225             (612)          10,170
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                               93,604           18,810           20,975           (3,063)         130,326
Property, plant and equipment                      24,524            4,101            2,356                -           30,981
Other assets                                       39,550           (1,343)              52                -           38,259
Investments in subsidiaries                        37,210                -                -          (37,210)               -
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                    $ 194,888         $ 21,568         $ 23,383        $ (40,273)       $ 199,566
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Bank credit facility-current               $  18,500         $      -         $      -        $       -        $  18,500
     Accts payable and accrd exp                   23,696            1,438            5,691           (2,451)          28,374
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                          42,196            1,438            5,691           (2,451)          46,874
Bank credit facility                               58,500                -                -                -           58,500
Long-term debt, less                               18,412                -                -                -           18,412
Other long-term liabilities                        22,433                -              612             (612)          22,433
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 141,541            1,438            6,303           (3,063)         146,219
Shareholders' equity                               53,347           20,130           17,080          (37,210)          53,347
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and
     shareholders' equity                       $ 194,888         $ 21,568         $ 23,383        $ (40,273)       $ 199,566
=============================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 3, 1999
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================
                      Condensed Consolidating Balance Sheet

                                  July 3, 1999
================================================================================

================================================================================================================================
                                                                  Guarantor       Nonguarantor
ASSETS                                             Parent        subsidiaries     subsidiaries     Eliminations     Consolidated
================================================================================================================================
Current assets:
     Cash and cash equivalents                  $   3,838         $    353         $  3,607        $       -        $   7,798
     Receivables                                   34,191              104            6,429           (4,115)          36,609
     Inventories                                   52,639           16,901           10,784                -           80,324
     Other current assets                           8,472              780            1,635             (348)          10,539
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                               99,140           18,138           22,455           (4,463)         135,270
Property, plant and equipment                      24,136            3,972            2,217                -           30,325
Other assets                                       39,064                -              861                -           39,925
Investments in subsidiaries                        38,137                -                -          (38,137)               -
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                    $ 200,477         $ 22,110         $ 25,533        $ (42,600)       $ 205,520
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Bank credit facility-current               $  25,500         $      -         $      -        $       -        $  25,500
     Accts payable and accrd exp                   21,921            1,940            7,218           (4,115)          26,964
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                          47,421            1,940            7,218           (4,115)          52,464
Bank credit facility                               58,500                -                -                -           58,500
Long-term debt, less                               18,412                -                -                -           18,412
Other long-term liabilities                        22,366              348                -             (348)          22,366
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 146,699            2,288            7,218           (4,463)         151,742
Shareholders' equity                               53,778           19,822           18,315          (38,137)          53,778
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and
     shareholders' equity                       $ 200,477         $ 22,110         $ 25,533        $ (42,600)       $ 205,520
=============================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 3, 1999
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================
                Condensed Consolidating Statements of Operations
                       For three months ended July 4, 1998
================================================================================

                                                        Guarantor       Nonguarantor
                                         Parent        subsidiaries     subsidiaries   Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------
Net sales                               $ 43,861         $ 10,726          $ 9,515         $ (2,290)        $ 61,812
Cost of sales                             23,934            5,974            5,544           (2,290)          33,162
--------------------------------------------------------------------------------------------------------------------
Gross profit                              19,927            4,752            3,971                -           28,650
Selling, general and
         administrative expenses          16,485            5,274            3,699                -           25,456
--------------------------------------------------------------------------------------------------------------------
Earnings from operations                   3,442             (522)             272                -            3,194
Interest expense                           2,250                -                -                -            2,250
Equity in earnings of subsidiaries,
         net of tax                         (150)               -                -              150                -
Other income (expense), net                   (6)               1               (3)               -               (9)
--------------------------------------------------------------------------------------------------------------------
Earnings(loss) before income taxes         1,036             (521)             269             (150)             935
Income tax expense (benefit)                 440             (184)              80                -              337
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                     $    596         $   (337)         $   189         $   (150)        $    598
====================================================================================================================

                       For three months ended July 3, 1999
================================================================================

                                                        Guarantor       Nonguarantor
                                         Parent        subsidiaries     subsidiaries   Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------
Net sales                               $ 46,553         $ 10,916         $ 10,323         $ (5,248)        $ 62,544
Cost of sales                             25,603            6,222            6,220           (5,248)          32,797
--------------------------------------------------------------------------------------------------------------------
Gross profit                              20,950            4,694            4,103                -           29,747
Selling, general and
         administrative expenses          18,434            5,184            3,481                -           27,099
--------------------------------------------------------------------------------------------------------------------
Earnings from operations                   2,516             (490)             622                -            2,648
Interest expense                           2,428                -                2                -            2,430
Equity in earnings of subsidiaries,
         net of tax                          192                -                -             (192)               -
Other income (expense), net               (1,148)               -               25                -           (1,123)
--------------------------------------------------------------------------------------------------------------------
Earnings(loss) before income taxes        (1,252)            (490)             645              192             (905)
Income tax expense (benefit)                (280)            (175)             137                -             (318)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                     $   (972)        $   (315)        $    507         $    192         $   (587)
====================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 3, 1999
(Continued)
(Dollars in thousands)
(Unaudited)

================================================================================
                Condensed Consolidating Statements of Operations
                        For six months ended July 4, 1998
================================================================================

                                                         Guarantor       Nonguarantor
                                          Parent        subsidiaries     subsidiaries   Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------
Net sales                                $ 88,543         $ 21,350         $ 19,751         $ (9,162)       $ 120,482
Cost of sales                              49,378           11,996           11,836           (9,162)          64,048
---------------------------------------------------------------------------------------------------------------------
Gross profit                               39,165            9,354            7,915                -           56,434
Selling, general and
     administrative expenses               32,231           11,154            6,971                -           50,354
---------------------------------------------------------------------------------------------------------------------
Earnings from operations                    6,934           (1,800)             944                -            6,080
Interest expense                            4,316                -                -                -            4,316
Equity in earnings of subsidiaries,
     net of tax                              (377)               -                -              377                -
Other income (expense), net                   (31)               -               23                -               (7)
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes         2,210           (1,800)             967              377            1,757
Income tax expense (benefit)                1,088             (630)             174                -              633
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                      $  1,122         $ (1,170)        $    793         $    377        $   1,124
=====================================================================================================================

                        For six months ended July 3, 1999
================================================================================

                                                         Guarantor       Nonguarantor
                                          Parent        subsidiaries     subsidiaries   Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------
Net sales                               $ 109,970         $ 21,124         $ 21,009        $ (26,033)       $ 126,069
Cost of sales                              68,329           11,190           12,713          (26,033)          66,199
---------------------------------------------------------------------------------------------------------------------
Gross profit                               41,641            9,934            8,296                -           59,870
Selling, general and
     administrative expenses               35,949           10,410            6,914                -           53,273
---------------------------------------------------------------------------------------------------------------------
Earnings from operations                    5,692             (476)           1,382                -            6,597
Interest expense                            4,825               (2)               3                -            4,827
Equity in earnings of subsidiaries,
     net of tax                               936                -                -             (936)               -
Other income (expense), net                (1,178)               -               29                -           (1,149)
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes        (1,248)            (475)           1,408              936              621
Income tax expense (benefit)                  232             (175)             172                -              229
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                     $  (1,480)        $   (300)        $  1,236        $     936        $     392
=====================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 3, 1999
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================
                Condensed Consolidating Statements of Cash Flows

                        For six months ended July 4, 1998
================================================================================

                                                           Guarantor       Nonguarantor
                                            Parent        subsidiaries     subsidiaries   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
     operating activities                  $ (3,430)         $   227          $  (831)        $ 505         $ (3,529)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Proceeds from the
            disposal of assets                  757                -                -             -              757
         Additions to property,
             plant and equipment             (3,665)            (280)            (418)            -           (4,363)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                                     -                                               -
     investing activities                    (2,908)            (280)            (418)            -           (3,606)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing
     activities:
     Net capital contribution
         from (to) Parent                      (161)             679              (13)         (505)               -
     Net borrowings under
         revolving credit facility            4,000                -              222             -            4,222
--------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
         financing activities                 3,839              679              209          (505)           4,222
--------------------------------------------------------------------------------------------------------------------
Net increase in cash
     and cash equivalents                    (2,499)             626           (1,040)            -           (2,913)
Cash and cash equivalents
     at beginning of period                   4,389              374            2,432             -            7,195
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
     at end of period                      $  1,890          $ 1,000          $ 1,392         $   -         $  4,282
====================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For six months ended July 3, 1999
(Continued)
(Dollars in thousands)
(Unaudited)


================================================================================
                Condensed Consolidating Statements of Cash Flows

                        For six months ended July 3, 1999
================================================================================

                                                                Guarantor       Nonguarantor
                                                 Parent        subsidiaries     subsidiaries     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
     operating activities                       $ (6,004)          $ (514)         $   949           $ 1,863         $ (3,706)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Proceeds from the
            disposal of assets                       380                -                -                 -              380
         Additions to property,
             plant and equipment                  (2,483)            (172)            (152)                -           (2,807)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in                                                                                                            -
     investing activities                         (2,103)            (172)            (152)                -           (2,427)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing
     activities:
     Net capital contribution
         from (to) Parent                          1,915               (8)             (44)           (1,863)               -
     Revolving facility -
         Short Term                                7,000                -                -                 -            7,000
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
         financing activities                      8,915               (8)             (44)           (1,863)           7,000
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
     and cash equivalents                            808             (694)             753                 -              867
Cash and cash equivalents
     at beginning of period                        3,030            1,047            2,854                 -            6,931
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
     at end of period                           $  3,838           $  353          $ 3,607           $     -         $  7,798
=============================================================================================================================

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


The following tables set forth, for the periods indicated, certain historical operating data

-----------------------------------------------------------------------------------------
                                      Three Months Ended            Six Months Ended
                                  --------------------------  ---------------------------
(Dollars in thousands)            July 4, 1998  July 3, 1999  July 4, 1998   July 3, 1999
-----------------------------------------------------------------------------------------
                                     Amount        Amount        Amount        Amount
------------------------------------------------------------------------------------------
Net sales:
      U.S. Wholesale                $ 23,315      $ 25,263      $ 44,087      $ 51,870
      U.S. Retail                     27,737        25,971        54,036        50,983
      International (including
      exports from U.S.)              10,760        11,310        22,359        23,216
                                    --------      --------      --------      --------
      Total net sales               $ 61,812      $ 62,544      $120,482      $126,069
                                    ========      ========      ========      ========

Percent change in same store
      sales (1)                          2.4%          3.1%          2.4%          4.2%
--------------------------------------------------------------------------------------
Number of retail stores:
      U.S. specialty                                                 179           166
      U.S. outlets                                                    90            71
      International                                                   54            52
                                                                --------      --------
      Total                                                          323           289
                                                                ========      ========

(1) Includes only those sales figures for U.S. specialty stores that have been in operation for at least twelve full months. Percentage change reflects figures for period depicted as compared to the figures from the prior year period of comparable length.

THREE MONTHS ENDED JULY 3, 1999 COMPARED TO THE THREE MONTHS ENDED JULY 4, 1998

Net sales for the three months ended July 3, 1999 were $62.5 million, up $0.7 million, or 1.2%, as compared to the three months ended July 4, 1998. U.S. Wholesale net sales increased $1.9 million, or 8.4%, due to increased sales to department stores, particularly Sears Roebuck & Co. and J.C. Penney, and the continued success of the MagneForce golf shoe line. U.S. Retail net sales decreased $1.8 million, or 6.4%, as a result of planned store closings, however, U.S. Specialty Stores same store sales increased of 3.1% over the comparable 1998 period.

Gross profit margin for the second quarter 1999 was 47.6% of net sales, as compared to 46.4% of net sales for the second quarter 1998. The improvement in the gross profit margin reflects improvement in U.S. Wholesale and U.S. Retail, partially offset by International. Significant improvements in the company's new product lines contributed to the U.S. Wholesale improvements. U.S. Retail benefited from the store closings.

Selling, general and administrative expenses for the second quarter 1999 were $27.1 million, an increase of $1.6 million, or 6.4%, from the second quarter 1998. Selling, general and administrative expenses for the second quarter 1999 were 43.3% of net sales, an increase from 41.2% of net sales for the second quarter 1998 partially due to an additional $0.7 million provision for bad debt reserves due to bankruptcy filings by two of the Company's customers during the second quarter and higher depreciation expense, primarily related to the Company's computer systems upgrades.

Other expense for the three months ended July 3, 1999 includes a $1.1 million charge for costs associated with the review of strategic alternatives by the Company's financial advisor as well as costs associated with the resignation of the Company's former Chief Executive Officer.

Earnings from operations for the second quarter 1999 were $1.5 million, a decrease of $1.7 million, or 52.1%, from the second quarter 1998. The decrease was due to the increased selling, general and administrative expense and other expense as noted above, partially offset by the increased gross profit.

Interest expense for the second quarter 1999 was $2.4 million as compared to the second quarter 1998 amount of $2.3 million. This increase is due to increased average borrowings during the second quarter 1999 as compared to the second quarter 1998.

SIX MONTHS ENDED JULY 3, 1999 COMPARED TO SIX MONTHS ENDED JULY 4, 1998

Net sales for the six months ended July 3, 1999 were $126.1 million, up $5.6 million, or 4.6%, as compared to the six months ended July 4, 1998. U.S. wholesale net sales increased $7.8 million, or 17.7%. The increase was across all product lines within U.S. Wholesale. The most significant increase was in department stores, which was led by J.C. Penney's, which became a new customer in the second quarter of 1998. New products showed significant gains, with the successful launch of the MagneForce golf shoe line. Dealers also posted gains in the first half of 1999 compared to 1998. U.S. retail net sales decreased $3.1 million, or 5.6%, as a result of store closings, however, same store sales at U.S. specialty stores improved 4.2% over the prior year.

Gross profit margin for the first half of 1999 was 47.5% of net sales, as compared to 46.8% of net sales for the first half 1998. The improvement reflects an improvement in both U.S. Retail and to a lesser extent, U.S. Wholesale. Improvements at U.S. Retail relate primarily to the closing of stores. U.S. Wholesale improvement resulted from strength in dealer sales as well as the growth of new products.

Selling, general and administrative expenses for the six months ended July 3, 1999 were $53.3 million, an increase of $2.9 million, or 5.8%, compared to the 1998 period. Selling, general and administrative expenses for 1999 were 42.3% of net sales, an increase from 41.8% of net sales for 1998. The increase was a result of an additional $0.7 million provision for bad debt reserves due to bankruptcy filings by two of the Company's customers during the second quarter and higher depreciation expense primarily related to the Company's computer systems upgrade.

Other expense for the six months ended July 3, 1999 includes a $1.1 million charge related to the costs related to the review of strategic alternatives by the Company and costs associated with the resignation of the Company's former Chief Executive Officer.

Earnings from operations for the six months ended July 3, 1999 were $5.4 million, compared to $6.1 million in the 1998 period. The decrease was due to the increased selling, general and administrative expense and other expense as noted above, partially offset by the increased gross profit.

Interest expense for the six months ended July 3, 1999 was $4.8 million, as compared to $4.3 million in 1998. This increase is due to higher average outstanding borrowings under the credit facility during 1999 as compared to the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital at July 3, 1999 was $82.8 million, as compared to $83.5 million at January 2, 1999. Borrowings under the Company's bank credit facility were $84.0 million compared to $77.0 million at January 2, 1999. Additional borrowings were made to finance increases in accounts receivable, a reduction in accounts payable and accrued expenses and to fund capital expenditures.

On July 1, 1999, the Company amended its bank credit facility, which resulted in a waiver of the financial covenants as of July 3, 1999. The amendment also amends the financial covenants for the third quarter of 1999. The Company currently anticipates it will complete a new credit facility during the third quarter of 1999.

INFORMATION TECHNOLOGY UPGRADE AND YEAR 2000

GENERAL

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

The Company named a task force in April 1998 to assess and develop action plans to address and assess the potential impact of the Year 2000 Issue. The task force is also responsible to evaluate the exposures from third party (e.g. suppliers and customers) failures to correct their systems for Year 2000. Commencing in May 1998, questionnaires were sent to the third parties identified by various areas of the Company's operating units. The task force has reviewed all responses to identify potential Year 2000 risks.

INTERNAL SYSTEMS

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

The Company is in the process of a significant information technology upgrade, costing approximately $13.0 million, which is being capitalized during 1997, 1998 and 1999. The Year 2000 issue is being addressed within this upgrade. The Company is utilizing both internal and external resources to reprogram or replace, and test equipment and software to resolve the Year 2000 Issue. The Company has completed two of the three phases of the upgrade, which include the financial systems and the wholesale and warehouse systems. The Company anticipates completing the retail system which is the third phase of system upgrade and the Year 2000 project no later than October, 1999. The Company is currently developing a contingency plan for the retail system. Total costs for the system upgrade to date are approximately $10.1 million.

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

SUPPLIERS

The Company utilizes numerous suppliers to supply materials and components for its various products. As noted above, the Company has surveyed all of its major suppliers regarding their Year 2000 status. A number of suppliers have returned completed questionnaires to the Company, some of which state that they are either Year 2000 compliant or that they anticipate that they will be Year 2000 compliant by a date early enough to avoid any disruption. However, the Company, is unable to verify this information, and it is possible that the advice received from suppliers may be erroneous. Moreover, certain suppliers have not yet responded to the Company's request for information and may not be Year 2000 compliant. The Company does not currently anticipate that suppliers' Year 2000 issues would have a material adverse effect on the Company.

SERVICE PROVIDERS

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

CUSTOMERS

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


ITEM 3.     QUANTITATIVE AND QUANTITATIVE DISCLOSURE
            ABOUT MARKET RISKS

There have been no material changes in the Company's market risk during the three month period ended July 3, 1999. For additional information, refer to Item 7A in the Company's Annual Report on form 10-K for the year ended January 2, 1999.

                            PART II OTHER INFORMATION


Item 4. Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed as part of this report:

            Exhibit
            Number     Description

                 4.1 Fourth Amendment, dated as of July 1, 1999 to the Credit Agreement, dated as of May 7, 1997, among the Company, the Banks party thereto from time to time, and Bankers Trust Company as agent.


                 27    Financial Data Schedule


        (b) A Form 8-K was filed on June 22, 1999 with regards to the termination of Bear Sterns and the resignation of Charles J. Campbell.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      FLORSHEIM GROUP INC.
                                                          (Registrant)

                                                      By  /s/ Richard J. Anglin
                                                      --------------------------
                                                      Richard J. Anglin
                                                      Executive Vice-President,
                                                      Chief Financial Officer



         Date: August 17, 1999