Form 10-Q
period 1999-10-02
FLORSHEIM GROUP INC
filed 1999-11-16
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 2, 1999

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

                     8,453,651 Shares as of October 29, 1999


================================================================================

                          PART I FINANCIAL INFORMATION




Item 1. Financial Statements

        Condensed Consolidated Balance Sheet:

                  October 2, 1999 and January 2, 1999


        Condensed Consolidated Statement of Operations and Comprehensive
         Earnings:

                  Three Months Ended October 2, 1999 and October 3, 1998

                  Nine Months Ended October 2, 1999 and October 3, 1998


        Condensed Consolidated Statement of Cash Flows:

                  Nine Months Ended October 2, 1999 and October 3, 1998


        Notes to Condensed Consolidated Financial Statements

Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

                              FLORSHEIM GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (In thousands, except share data)


                                                                     January 2,   October 2,
                                                                        1999         1999
                                                                     ----------   ----------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                          $   6,931    $   4,578
    Receivables, less allowances of $1,207 at
         January 2, 1999 and $2,188 at October 2, 1999                   33,370       34,681
    Inventories                                                          79,855       82,884
    Other current assets                                                 10,170       11,419
                                                                      ---------    ---------
            Total current assets                                        130,326      133,562

Property, plant and equipment, net                                       30,981       31,773
Deferred taxes net                                                       12,852       14,451
Other assets                                                             25,407       28,623
                                                                      ---------    ---------

         Total Assets                                                 $ 199,566    $ 208,409
                                                                      =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Bank credit facility - current portion                          $  18,500    $  31,117
     Accounts payable and accrued expenses                               28,374       25,759
                                                                      ---------    ---------
          Total current liabilities                                      46,874       56,876

Bank credit facility                                                     58,500       65,000
Long-term debt                                                           18,412       18,412
Other long-term liabilities                                              22,433       20,760
                                                                      ---------    ---------
          Total liabilities                                             146,219      161,048

Shareholders' equity:
     Common stock, 20,000,000 shares authorized, without par value,
        $1.00 stated value, 8,453,651 shares issued and outstanding       8,454        8,454
     Paid-in capital                                                     50,580       50,580
    Accumulated other comprehensive loss-
       Translation adjustment                                            (2,335)      (2,341)
   Accumulated deficit                                                   (3,352)      (9,332)
                                                                      ---------    ---------
         Total shareholders' equity                                      53,347       47,361
                                                                      ---------    ---------

                  Total Liabilities and Shareholders' Equity          $ 199,566    $ 208,409
                                                                      =========    =========


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                      Three months   Three months
                                                         ended           ended
                                                       October 3,     October 2,
                                                         1998             1999
                                                      -----------    -----------
Net sales                                             $    60,258    $    57,455
Cost of sales                                              32,786         33,355
Costs associated with plant closing                          --            2,000
                                                      -----------    -----------
    Gross profit                                           27,472         22,100
Selling, general and administrative expenses               24,235         26,048
Other income (expense)                                        (40)           (34)
                                                      -----------    -----------
     Earnings (loss) from operations                        3,197         (3,914)
Interest expense, net                                       2,294          2,819
                                                      -----------    -----------
     Earnings (loss) before income tax expense
            and extraordinary item                            903         (6,733)
Income tax expense (benefit)                                  340         (1,111)
                                                      -----------    -----------
      Net earnings (loss) before extraordinary item           563         (5,622)
Extraordinary item, net of tax                               --             (750)
                                                      -----------    -----------
      Net loss                                                563         (6,372)
Other comprehensive earnings (loss)
     Foreign currency translation adjustment               (1,243)           (46)
                                                      -----------    -----------
              Comprehensive earnings (loss)           $      (680)   $    (6,418)
                                                      ===========    ===========

EARNINGS (LOSS) PER SHARE
     Basic:
         Earnings (loss) before extraordinary item    $      0.07    $     (0.66)
         Extraordinary item                                  --            (0.09)
                                                      -----------    -----------
               Net earnings (loss)                    $      0.07    $     (0.75)
                                                      ===========    ===========

     Diluted:
         Earnings (loss) before extraordinary item    $      0.07    $     (0.66)
         Extraordinary item                                  --            (0.09)
                                                      -----------    -----------
                   Net earnings (loss)                $      0.07    $     (0.75)
                                                      ===========    ===========

Weighted average number of shares outstanding
     Basic                                              8,413,151      8,453,651
     Diluted                                            8,612,151      8,453,651


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                       Nine months    Nine months
                                                          ended         ended
                                                        October 3,    October 2,
                                                          1998           1999
                                                       -----------    -----------
Net sales                                              $   180,740    $   183,524
Cost of sales                                               96,834         99,554
Costs associated with plant closing                           --            2,000
                                                       -----------    -----------
      Gross profit                                          83,906         81,970
Selling, general and administrative expenses                74,589         79,321
Other expenses                                                 (47)         1,115
                                                       -----------    -----------
     Earnings from operations                                9,270          1,534
Interest expense, net                                        6,610          7,646
                                                       -----------    -----------
    Earnings (loss) before income tax expense and
         extraordinary item                                  2,660         (6,112)
 Income tax expense (benefit)                                  973           (882)
                                                       -----------    -----------
       Net earnings (loss) before extraordinary item         1,687         (5,230)
Extraordinary item, net of tax                                --              750
                                                       -----------    -----------
     Net earnings (loss)                                     1,687         (5,980)
Other comprehensive earnings (loss) -
    Foreign currency translation adjustment                 (1,404)            (3)
                                                       -----------    -----------
         Comprehensive earnings                        $       283    $    (5,983)
                                                       ===========    ===========

EARNINGS (LOSS) PER SHARE
     Basic:
        Earnings (loss) before extraordinary item      $      0.20    $     (0.62)
        Extraordinary item                                    --            (0.09)
                                                       -----------    -----------
                 Net earnings (loss)                   $      0.20    $     (0.71)
                                                       ===========    ===========
     Diluted:
         Earnings (loss) before extraordinary item     $      0.20    $     (0.62)
         Extraordinary item                                   --            (0.09)
                                                       -----------    -----------
                  Net earnings (loss)                  $      0.20    $     (0.71)
                                                       ===========    ===========

Weighted average number of shares outstanding
      Basic                                              8,412,984      8,453,651
      Diluted                                            8,639,353      8,453,651


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars and thousands)
                                   (Unaudited)


                                                       Nine months  Nine months
                                                          ended        ended
                                                        October 3,   October 2,
                                                          1998         1999
                                                       -----------  -----------
Cash flows from operating activities:
    Net earnings (loss)                                 $  1,687    $ (5,980)
    Adjustments to reconcile net earnings to net cash
         used in operating activities:
         Gain on disposal of assets                          (20)     (1,215)
         Depreciation and amortization                     3,525       4,779
         Deferred taxes                                      723      (1,643)
         Extraordinary item                                 --           750
         Noncash interest expense                            323         376
         Decrease (increase) in receivables               (9,903)     (1,311)
         Decrease (increase) in inventories                2,973      (3,029)
         Decrease (increase) in other current assets      (6,783)     (4,335)
         Increase (decrease) in accounts payable and
              accrued expenses                            (2,787)     (2,473)
         Decrease in income taxes payable                   --          (145)
         Decrease in other long-term liabilities            (310)     (1,673)
                                                        --------    --------
Net cash used in operating activities                    (10,572)    (15,899)
                                                        --------    --------

Cash flows from investing activities:
   Proceeds from the disposal of assets                      785         465
   Additions to property, plant and equipment             (7,810)     (6,036)
                                                        --------    --------
Net cash used in investing activities                     (7,025)     (5,571)
                                                        --------    --------

Cash flows from financing activities--
   Net borrowing under revolving credit facility          13,887      19,117
                                                        --------    --------

Net decrease in cash and cash equivalents                 (3,710)     (2,353)
Cash and cash equivalent at beginning of period            7,195       6,931
                                                        --------    --------
Cash and cash equivalents at end of period              $  3,485    $  4,578
                                                        ========    ========

Supplemental disclosure:
         Cash payments for income taxes, net            $    915    $     24
         Cash payments for interests                    $  6,909    $  7,849

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 October 2, 1999
                             (Dollars in thousands)
                                   (Unaudited)

(1)          BASIS OF PRESENTATION

             The accompanying unaudited condensed financial statements of Florsheim Group Inc. ("Florsheim" or the "Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000.

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

(2)          INVENTORIES
             Inventories are summarized as follows:


                           January 2,    October 2,
                              1999           1999
                           ----------    ----------
     Retail merchandise     $39,375        $37,094
     Finished Products       32,621         37,103
     Work-in process          1,172            597
     Raw materials            6,687          8,090
                            -------        -------
                            $79,855        $82,884
                            =======        =======


(3)          LONG TERM DEBT

             On August 23, 1999, the Company refinanced its existing indebtedness with a $110.0 million Credit Facility (the "Credit Facility") with a new bank. Borrowings under the Credit Facility are subject to borrowing base availability ($109.8 million at October 2, 1999). Borrowings outstanding under the Credit Facility were $96.1 million at October 2 ,1999, $65.0 million of which are classified as long-term. Interest on the outstanding borrowing (8.5% at October 2,1999) are based on alternative floating rate structures, at the Company's option, and various covenant ratios.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 October 2, 1999
                             (Dollars in thousands)
                                   (Unaudited)

             The Credit Facility is secured by substantially all domestic accounts receivable, inventory and property, plant and equipment as well as the capital stock of certain foreign subsidiaries. The Credit Facility requires a minimum EBITDA (earnings before interest expense, income taxes, depreciation and amortization and other non-recurring items) to interest expense, commencing January 1, 2000. The Credit Facility, provides various other restrictions, including limitations on the incurrence of additional indebtedness.

             The Credit Facility provides for an unused line fee of 0.375% per annum of the credit limit. Letters of credit are permitted by the Credit Facility, but reduce the amount of availability. Letters of credit of $6.7 million were outstanding at October 2 ,1999.

             In connection with the refinancing, the Company recorded an extraordinary charge of $0.75 million (net of tax benefits of $0.4 million) related to the write-off of deferred financing fees associated with the old credit facility.

(4)          PLANT CLOSING

             In September 1999, the Company recorded a $2.0 million charge related to the closing of its Cape Girardeau, Missouri manufacturing facility. The charge has been reflected as "Costs Associated with Plant Closing", a separate component of cost of goods sold in the accompanying statement of operations. The facility will cease operations in December 1999 and is expected to be disposed of in 2000. A summary of the charge is as follows (in thousands):


    Severance                    $  501
    Employee Benefit Costs          154
    Property and Equipment          595
    Inventory                       750
                                 ------
                                 $2,000
                                 ======

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 October 2, 1999
                             (Dollars in thousands)
                                   (Unaudited)

             The severance costs include the severance and related payroll taxes for 186 employees in the Cape Girardeau facility as well as certain other personnel who support the operation. Employee benefit costs include pension costs and post-employment related benefit costs. Property and equipment costs reflect the write-off of equipment to the net realizable value, carrying costs associated with the facility and costs associated with the buyout of certain leased equipment. Inventory adjustments relate to the write-down to net realizable value of raw material inventory which will result from the plant closing. Approximately $1.0 million of the plant closing charge is a cash charge, with the remaining $1.0 million being a non-cash charge.

(5)          OTHER EXPENSE

             During the second quarter of 1999 the Company recorded a $1.1 million charge to income related to the resignation of its former Chief Executive Officer and for costs associated with an evaluation of strategic alternatives by its financial advisor. The charge is included in Other Expense.

(6)          EARNINGS PER SHARE

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

             The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share (000's):


                                    Three months ended          Nine months ended
                                   October 3,  October 2,      October 3,  October 2,
                                     1998         1999           1998         1999
                                   ----------  ----------      ----------  ----------
Weighted average shares
   outstanding - basic              8,413        8,454          8,413         8,454
Assumed exercise of stock options     199         --              226          --
                                    -----        -----          -----         -----
Weighted average shares
   outstanding - diluted            8,612        8,454          8,639         8,454
                                    =====        =====          =====         =====

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 October 2, 1999
                             (Dollars in thousands)
                                   (Unaudited)

(7)          BUSINESS SEGMENT INFORMATION

             Operating segment information is as follows:


                         Three Months Ended         Nine Months Ended
                      October 3,    October 2,   October 3,   October 2,
                         1998         1999         1998         1999
                       ---------    ---------    ---------    ---------
Net Sales
U.S. Wholesale         $  22,741    $  22,809    $  66,828    $  74,679
U.S. Retail               25,900       24,065       79,936       75,048
International             11,617       10,581       33,976       33,797
                       ---------    ---------    ---------    ---------
                       $  60,258    $  57,455    $ 180,740    $ 183,524
                       =========    =========    =========    =========



Earnings (Loss) from Operations

U.S. Wholesale         $   4,583    $  (3,107)   $  13,352    $   2,723
U.S. Retail               (2,208)      (2,296)      (5,849)      (4,087)
International                822        1,489        1,767        2,898
                       ---------    ---------    ---------    ---------
                       $   3,197    $  (3,914)   $   9,270    $   1,534
                       =========    =========    =========    =========


Total Assets
                      January 2,    October 2,
                          1999         1999
                      ----------    ----------
U.S. Wholesale        $  105,459    $ 120,044
U.S. Retail               71,544       65,364
International             22,563       23,001
                       ---------    ---------
                       $ 199,566    $ 208,409
                       =========    =========



U.S. Wholesale includes certain corporate expenses and assets which are not charged to other reportable segments.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months ended October 2, 1999 Compared to the Three Months ended October 3, 1998

Net sales for the three months ended October 2, 1999 were $57.5 million, down $2.8 million, or 4.7%, as compared to the three months ended October 3, 1998. Net sales were negatively impacted by problems associated with the implementation of the Company's new wholesale computer software system. The systems problems resulted in reduced shipments to wholesale customers as well as to the Company's U.S. Retail business. U.S. Retail net sales decreased $1.8 million, or 7.1%, as a result of planned store closings. U.S. Specialty Stores same store sales increased of 1.1% over the comparable 1998 period. International sales decreased $1.0 million due largely to the bankruptcy of a large Canadian customer.

Gross profit margin for the third quarter 1999 was 38.5% of net sales, as compared to 45.6% of net sales for the third quarter 1998. The 1999 period included a $2.0 million charge related to the closing of the Company's Cape Girardeau, Missouri manufacturing facility. Excluding the effect of the plant closing charge, gross profit margin was 41.9%. Gross profit margin was also negatively impacted by increased sales of close out products and the effect of the write-down of excess inventory resulting from problems associated with the Company's new computer system.

Selling, general and administrative expenses for the third quarter 1999 were $26.0 million, an increase of $1.8 million from the third quarter 1998. Selling, general and administrative expenses for the third quarter 1999 were 45.3% of net sales, an increase from 40.2% of net sales for the third quarter of 1998, partially due to an additional provision for bad debt reserves, higher depreciation expense, primarily related to the Company's computer systems upgrades, and increased costs associated with the implementation of the new computer system.

Loss from operations for the third quarter 1999 was $6.7 million, compared to income of $0.9 million in the 1998 period. The decrease reflects the effects of the reduced sales due to computer system issues, costs associated with the plant closing and the increased selling, general and administrative expense as noted above.

Interest expense for the third quarter 1999 was $2.8 million as compared to the third quarter 1998 amount of $2.3 million. This increase is due to increased borrowings during the third quarter 1999 as compared to the third quarter 1998 and an increase in the weighted average interest rate under the Company's new credit facility. (See Note 3 to Condensed Consolidated Financial Statements).

Income tax benefit for the third quarter of 1999 was $1.1 million, compared to income tax expense of $0.3 million in the 1998 period. The effective tax rate for 1999 was 16.5% compared to 37.7% in 1998. The 1999 period includes the write-off of $1.3 million of foreign tax credits which will expire in fiscal 2000. The Company conducted a review of its tax position and concluded the tax credit will not be utilized in fiscal 2000 and will expire.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D).

The Company recorded an extraordinary charge of $0.75 million net-of-tax, $1.1 million pretax, in the third quarter for the write-off of deferred financing fees related to the Company's old bank credit facility. The refinancing was completed in August 1999. (See Liquidity and Capital Resources).

Nine Months Ended October 2, 1999 Compared to Nine Months Ended October 3, 1998

Net sales for the nine months ended October 2, 1999 were $183.5 million, up $2.8 million, or 1.5%, as compared to the nine months ended October 3, 1998. U.S. wholesale net sales increased $7.9 million, or 11.7%. The increase was across all channels of distribution within U.S. Wholesale. The increase was primarily in department stores, which was led by J.C. Penney's, a new customer in the second quarter of 1998. New products showed significant gains, with the successful launch of the MagneForce golf shoe line. U.S. Retail net sales decreased $4.9 million, or 6.1%, as a result of store closings, however, same store sales at U.S. specialty stores improved 3.2% over the prior year.

Gross profit margin for the first half of 1999 was 44.7% of net sales as compared to 46.4% of net sales for the first half 1998. 1999 included a $2.0 million plant closing charge. Excluding the effect of the charge, gross profit margin for the 1999 period was 45.8%. Gross profit margin was negatively effected by the write-down of excess inventory resulting from the Company's new computer system and the effect of sales of close-out products.

Selling, general and administrative expenses for the nine months ended October 2, 1999 were $79.3 million, an increase of $4.7 million, or 6.3%, compared to the 1998 period. Selling, general and administrative expenses for 1999 were 43.2% of net sales, an increase from 41.3% of net sales for 1998. The increased expense was due to higher bad debt expense, increased depreciation expense related to the computer system upgrade, and increased costs due to the implementation of the new computer systems.

Other expense for the nine months ended October 2, 1999 includes a $1.1 million charge related to the costs related to the review of strategic alternatives by the Company and costs associated with the resignation of the Company's former Chief Executive Officer.

Earnings from operations for the nine months ended October 2, 1999 were $1.5 million, compared to $9.3 million in the 1998 period. The decrease was due to costs associated with the plant closing, increased selling, general and administrative expense and other expense as noted above, as well as the decrease in gross profit.

Interest expense for the nine months ended October 2, 1999 was $7.6 million, as compared to $6.6 million in 1998. This increase is due to increased outstanding borrowings under the credit facility during 1999 as compared to the 1998 period and an increase in the weighted average interest rate under the new bank credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D).

Income tax benefit for the nine months ended October 2, 1999 was $0.9 million compared to income tax expense of $1.0 million in the comparable 1998 period. The effective tax rate for 1999 was 14.4% compared to 36.6% in 1998. The 1999 period reflects the effect of the write-off of $1.3 million of foreign tax credits as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital at October 2, 1999 was $76.7 million, as compared to $83.5 million at January 2, 1999. The decrease is primarily due to increase borrowing under the bank credit facility. Additional borrowings were made to finance increases in accounts receivable and inventory, a reduction in accounts payable and accrued expenses, to fund capital expenditures and to pay fees and expenses associated with the new credit facility.

In August 1999 the Company completed a refinancing of its bank credit facility. See Note 3 to Condensed Consolidated Financial Statements for a description of the new credit facility.

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

Internal Systems

The Company completed an assessment of the impact of the Year 2000 issues on its internal systems and determined that it has to modify or replace portions of its computer hardware and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D).

software to enable these systems to function properly with respect to dates in the Year 2000 and thereafter. These issues are being addressed as part of the overall information technology upgrade described in the following paragraph. The Company believes that the Year 2000 issue will not pose significant operational problems for its internal computer systems.

The Company is in the process of a significant information technology upgrade, costing approximately $13.0 million, which is being capitalized during 1997, 1998 and 1999. The Year 2000 issue is being addressed within this upgrade. The Company is utilizing both internal and external resources to reprogram or replace, and test equipment and software to resolve the Year 2000 Issue. The Company has completed two of the three phases of the upgrade, which include the financial systems and the wholesale and warehouse systems. The Company anticipates completing the retail system which is the third phase of system upgrade and the Year 2000 in November, 1999. The Company is currently developing a contingency plan for the retail system. Total costs for the system upgrade to date are approximately $11.9 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D).

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE
                  ABOUT MARKET RISKS

There have been no material changes in the Company's market risk during the nine month period ended October 2, 1999. For additional information, refer to Item 7A in the Company's Annual Report on form 10-K for the year ended January 2, 1999.

                            PART II OTHER INFORMATION


Item 4. Exhibits and Reports on Form 8-K

     (a)      The following exhibits are filed as part of this report:

              Exhibit
              Number     Description
              ------     -----------

              4.1 Amended and Restated Credit Agreement dated August 23, 1999 among the Company and BT Commercial Corporation, as Agent, and Lenders party thereto.

              27         Financial Data Schedule

     (b) Form 8-K was not required to be filed during the quarter ended October 2, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FLORSHEIM GROUP INC.
                                               (Registrant)

                                            By /s/ Richard J. Anglin
                                               ---------------------------------
                                            Richard J. Anglin
                                            Executive Vice-President,
                                            Chief Financial Officer



Date: November 15, 1999