Form 10-K405
period 2000-01-01
FLORSHEIM GROUP INC
filed 2000-03-30
CIK 928908

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

  FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                              FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                Name of each exchange on
         Title of each class                        which registered
----------------------------------------       -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000, was approximately $11,374,000 based on the closing price of the registrant's common stock as reported on The NASDAQ Stock Market on March 15, 2000.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                     8,483,651 shares as of March 15, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, are incorporated by reference into
Part III of this report.

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

GENERAL

     Florsheim Group Inc. (Florsheim or the Company) founded in 1892, markets, designs and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim became a publicly held and publicly traded corporation on November 17, 1994 when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED, distributed the common stock of Florsheim to its stockholders. References herein to Florsheim or the Company include the consolidated subsidiaries of Florsheim unless the context indicates otherwise.

     Florsheim markets products to more than 6,000 specialty and department store locations worldwide and through 271 Company-operated specialty stores and outlet stores as of January 1, 2000. The Company believes that the Florsheim brand name is widely recognized both in the U.S. and in international markets for quality and value and that consumers' unaided brand awareness of Florsheim's products in the U.S. in the men's dress shoe category is over four times greater than that of its nearest competitor (according to Footwear Market Insights
(FMI)).

     Florsheim competes primarily in the $65 and above retail price point segment of the men's non-athletic footwear market. The below $65 price point segment is dominated by private label offerings. According to FMI, the Company is the leading provider of men's dress shoes, with approximately an 11% share of the men's total dress market, the nearest competitor having a 7% share. Florsheim is also the leader in men's dress shoes over $65 with a 15% share, versus 10% for the closest competitor.

     The Company's worldwide wholesale distribution accounted for approximately 48% of fiscal 1999 sales. The Company has a global wholesale customer base which includes department stores and national accounts, such as Sears, JC Penney, and Nordstrom, independent dealers located worldwide and licensee locations in Mexico, India, the Pacific Rim and the Middle East. In addition, as of January 1, 2000, Florsheim had a retail network of 157 Company-operated specialty stores and 63 Company-operated outlet stores in the U.S. As of January 1, 2000, the Company also operated 42 specialty retail stores and 9 outlet stores in Australia, Canada, Italy, and New Zealand and licensed an additional 42 specialty shops to selected international partners. The Company's retail operations allow the Company to: achieve broader distribution of its products; provide a showcase for a variety of Florsheim branded products marketed by the Company; test market acceptance of newly introduced products; further develop consumer recognition of the Florsheim brand; and maintain direct contact with changes in consumer preferences and buying practices. The Company continues to develop store formats which provide updated, contemporary looks to its specialty stores.

INDUSTRY OVERVIEW

     The U.S. footwear industry has undergone substantial changes since the early 1980s, which has resulted in significant challenges for U.S.-based footwear manufacturers and retailers. Three major influences of this change have been the increase in footwear imports into the U.S., the growth of consumer demand for athletic and casual footwear, and a shift away from traditional shoe stores. Management believes these influences have contributed to the following trends: (i) the reduction in the domestic manufacturing base and an increase in foreign sourcing of footwear products, (ii) the decline in annual sales (in units) for the traditional dress shoe market, (iii) the increase in sales of athletic and casual footwear and footwear products targeted for specific athletic and leisure activities, and (iv) the shift in the primary channels of distribution for footwear from independent dealers to department stores, regional retailers and mass merchandisers. In response, the Company has developed reliable, cost-effective foreign sourcing capabilities, developed new product lines, developed lines of dress casual and casual shoes, and has expanded its wholesale distribution capabilities.

     According to FMI, 1998 U.S. retail sales of men's footwear (excluding athletic footwear and work boots) were approximately $6.35 billion. Within this market, declines in the traditional dress shoe segment have been primarily driven by the lifestyle trend toward more casual clothing and emphasis on leisure time and the increased popularity of casual dress or "dress down" days within the business community. The men's footwear industry merchandise mix has mirrored these changes as consumer preferences have shifted from dress toward casual. A dress casual category within the men's footwear segment, which combines features of dress shoes with the comfort enhancing aspects of casual footwear, has also developed in response to this lifestyle and fashion shift. Over this period, consumers' perceptions of the distinctions between product offerings within the dress, dress casual and casual categories have diminished as a result of "crossover" products that are not limited to a particular use or occasion but are suitable for a variety of styles, fashions and end uses. Florsheim's marketing efforts are designed to respond to these market developments and capture a larger percentage of the footwear market consisting of younger and more casual-dress oriented consumers. Remodeled specialty store locations also provide an updated, contemporary and more casual feel.

     Department stores, regional retailers and mass merchandisers continue to play a larger role in the retailing of footwear, and the significance of small independent footwear dealers, which once dominated retail distribution, continue to decline dramatically. To compensate for these shifts in the channels of distribution, the Company has expanded its distribution to department stores and regional and national retail stores and through Company operated stores. In recent years, the Company has also developed a closer working relationship with its key independent dealers in order to assist them with the expansion of their Florsheim business.

MARKETING AND DISTRIBUTION GROWTH STRATEGY

     Management of the Company emphasizes two principal growth objectives: to strengthen the Company's position as the leading distributor of men's dress shoes at retail prices of $65 and above and to improve its market share in the growing dress casual and casual footwear categories. To further these objectives, the Company has adopted growth strategies to: (i) strengthen its leading position in the traditional dress shoe market, (ii) extend its dress and dress casual product lines and enhance marketing initiatives to improve its appeal to younger and casual-dress target audiences, (iii) broaden wholesale distribution, (iv) offer additional products in its retail stores, using a multi-brand approach, (v) expand international sales and (vi) increase sales through new product introductions.

     In order to execute the growth plans, the Company organized strategic business units (SBU's) within the Company: wholesale, retail and international. The SBU's focus specifically on achieving the growth objectives of the individual units and provide the accountability necessary to allow management to control the units in a manner consistent with the Company's overall goals.

     Strengthen Leading Position in the Traditional Dress Shoe Market: FMI estimates that the $65 and above dress shoe segment of the men's footwear market, Florsheim's strongest historical product segment, accounted for $1.5 billion in annual retail sales in 1998. To expand market share in dress shoes, the Company has positioned the Florsheim brand at retail price points above $80 and created a sub-label, FLS, to represent product under $80 at retail. This strategy will allow Florsheim to market its products to broader channels of distribution and appeal to a larger consumer base.

     Extension of Dress Casual and Casual Product Offerings: The Company intends to increase its market share in the growing dress casual and casual categories through new product introductions, enhanced marketing initiatives that are intended to appeal to younger and casual dress target audiences and the promotion of product at Company-operated stores through a more contemporary format. The Company originally developed Comfortech technology to improve the comfort and durability features of its products without sacrificing style or quality. Florsheim has continued to enhance the Comfortech design each year and has added new products and features to encourage acceptance of Comfortech line extensions, including Comfortech Maintenance Free, Comfortech SofTreds, and new Comfortech MagneForce. The MagneForce technology, which met with considerable success when introduced in Florsheim Golf in 1998, was expanded to the Company's Comfortech and John Deere labels and introduced to the trade in August, 1999, for the Spring 2000 consumer market. This technology features a flexible, unipolar magnetic insole permanently lasted into the shoe. Magnets are believed to increase circulation, reduce pain and increase the natural healing process. Although magnetic therapy has been practiced for centuries in many parts of the world, its acceptance has recently begun to permeate mainstream American consciousness. Florsheim is the first major vendor to offer this technology, and the Company believes these introductions will reinforce its position as both a maker of casual and business casual footwear, and as an industry leader and innovator.

      Broaden Wholesale Distribution: The Company is aggressively seeking to expand its sales to wholesale accounts by adding new customers, such as national and regional retailers, including expansion of department store distribution, as well as increasing penetration of existing accounts with its extended product line and aggressive merchandising and advertising programs. The Company's success in distributing its branded merchandise through Sears and JC Penney locations is being used as a model in marketing similar arrangements to other department stores and national and regional retailers. An important component of the Sears/Florsheim success is the use of an interactive video kiosk that allows the consumer to electronically seek product information, learn about store promotions, and special order footwear directly from the Florsheim distribution center.

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

     New Products: In 1996 and 1997, the Company launched three new product lines through its wholesale business unit. The new products include: Florsheim Golf Shoes, John Deere Footwear, and Joseph Abboud Footwear.

ADVERTISING

     The Company's advertising objective is to build upon the strength of the Florsheim brand name and expand its market share and sales in the growing dress casual and casual categories with particular attention on targeting a younger, more affluent customer. According to FMI, unaided brand awareness of the Florsheim name is approximately 50% in the United States in the men's dress shoe category. Management believes this unaided brand awareness is over four times greater than that of Florsheim's nearest competitor in the dress category of the footwear industry and is third overall, behind Nike and Reebok, in the entire footwear industry. Management believes the consumer's image of Florsheim is typically associated with a high quality product that offers good value. Management has implemented advertising and marketing programs to successfully carry that well-established quality image through to offerings in the dress casual and casual categories.

         The total domestic advertising expenditures were approximately 3.0% of Florsheim's total domestic sales in fiscal 1999 and 1998 and 2.0% in fiscal 1997. These expenditures were divided among television, national print ads and print advertising placed on behalf of the Company-operated specialty stores and independent dealers.


WHOLESALE OPERATIONS

     The Company distributes its product at wholesale to more than 6,000 retail locations worldwide ranging from independent shoe stores to large national retailers and department stores to Company-operated specialty and outlet stores. The Company is continually developing new programs to add distribution, strengthen its position with its existing customers and capitalize on opportunities in response to the shifts in consumer shopping patterns. The Company's broadened product line has helped strengthen its position with dealers because each dealer can select the items from the product line which will appeal to its particular customer base.

     Due to the changing profile of the retail shoe industry with the reduced importance of the traditional shoe store, Florsheim has expanded its distribution strategy to include a broader range of retailers. While remaining selective in its choice of dealers and focusing on those that will best serve the Company for the long-term, the Company believes that a broader distribution base that includes department stores, national and regional retailers and mass merchandisers is essential for continued success.

RETAIL OPERATIONS

     As of January 1, 2000, Florsheim had 271 Company-operated stores worldwide, represented by 199 Florsheim specialty shoe shops and 72 outlet stores. According to industry data, management believes that Florsheim's Company-operated chain of stores is the largest U.S. specialty retailer of men's quality dress footwear. The Company evaluates each of these locations as leases expire and makes the decision to renew, relocate, or close. The Company intends to continue the selective opening of new stores and closing unprofitable stores.

     The Company-operated stores provide a strategic distribution channel which gives the Company a key competitive advantage. Management believes that as the footwear retailing industry continues to consolidate, it is critical that the Company maintains its own controlled distribution channel. Company-operated stores are the largest distributor of Company products and, in the U.S., represented approximately 30% of the wholesale sales value of total domestic wholesale shipments during fiscal 1999. The Company realizes both a wholesale gross profit margin and a retail gross profit margin on product distributed through its Company-operated stores. The combined gross profit margin on such sales is larger than the gross profit margin earned on product distributed exclusively through wholesale channels. Florsheim maintains a consistent pricing policy for the wholesale division such that prices for shoes purchased by Company-operated retail stores are typically the same as those paid by independent dealers.

     During 1996, a number of Company-operated specialty stores began to offer a limited selection of non-Florsheim products in order to attract new consumers into the stores. Management believes that this strategy will continue to improve overall sales per square foot and will enable the Company to introduce the Florsheim brand to a new group of younger consumers. Company-operated stores will continue to carry predominantly Florsheim product which will help reinforce the Company's quality footwear image by displaying the complete Florsheim product line in an attractive, Company-controlled display format. The Company has opened three new @ease retail locations which it believes appeal to a younger consumer with a casual product mix offering of Florsheim and non-Florsheim brands.

     The traditional Florsheim specialty shoe stores carry a full selection of the Company's brands, while the outlet stores carry discontinued merchandise, close out inventory and specially manufactured products. Generally, the Company does not concurrently offer any identical products through these separate and distinct distribution channels. Both the traditional specialty shoe stores and the outlet stores have been, and will continue to be, key elements of the Company's distribution efforts.

INTERNATIONAL

     Florsheim has been a participant in international markets since the 1960s and has a strong, established presence in Australia and Canada through Company-operated businesses, and in Mexico through a licensee operation. The Company is establishing a stronger presence in selected regions of Europe, Central and South America, India, the Middle East, and the Pacific Rim. The international division markets the Company's products through a global network of wholesale dealers, distributors, licensees and Company-operated stores. At January 1, 2000, the Company operated 51 specialty and outlet stores in international markets and licensed an additional 43 specialty shops to selected partners. International sales, including exports, were $45.9 million in fiscal 1999, and were distributed as shown below:

                           INTERNATIONAL DISTRIBUTION
               PERCENTAGE OF TOTAL FISCAL 1999 INTERNATIONAL SALES

                       Australia                    49%
                       Canada                       24
                       Pacific Rim                  10
                       Europe                        7
                       Other Exports                10
                                                   ----
                                                   100%

     Management believes American brand names, in general, have well recognized marketing appeal in many countries throughout the world and believes that the Company's classic, high quality products are well received in the European, Central and South American and Pacific Rim markets. The Company believes that the Florsheim brand name is recognized throughout the world and that the trend toward the growth of international brand names offers tremendous opportunity for Florsheim.

     Australia and Canada are important and well established markets for Florsheim. The Australian and Canadian operations both include wholesale distribution and a chain of Company-operated specialty and outlet stores. As of January 1, 2000, the Company operated 38 stores in Australia and New Zealand and 12 stores in Canada. Management believes that its Australian stores are the only chain of dedicated quality men's dress shoes in Australia and provide a key competitive advantage in this market. Both the Australian and Canadian retailing industries are dominated by large department stores; therefore, the Company is concentrating on building wholesale sales to these key department store accounts while maintaining its commitment to a profitable network of Company-operated stores and independent dealers. Currently, there is one Company-operated manufacturing facility in Australia and none in Canada.

     Management believes that the Pacific Rim offers opportunities for Florsheim and has targeted this region as part of the Company's international growth strategy. Distribution to this market is primarily effected by its Hong Kong sales subsidiary through wholesale sales to independent retailers in the Pacific Rim and licensees and distributors in Hong Kong, Indonesia, Taiwan, Singapore, Japan, China and the Philippines. The Company's primary strategy for increasing its presence in this area is to increase the number of independent dealers and licensees while establishing Company-operated specialty stores in a few select locations.

     Management believes there is a significant opportunity to increase sales in Europe by capitalizing on the appeal of American brand name products. While it is expected that the Company will encounter greater competition in Europe than in the Pacific Rim, the Company intends to draw upon its long-standing relationships with Italian and Spanish suppliers to establish a presence and generate demand for its products in Europe. The Company has developed a sales presence in several European countries through a Company-operated store in Milan, Italy and through an arrangement for corner stores within Printemps, a large department store chain in France, El Corte Ingles in Spain and other large department stores in Europe.

     The International Division also includes licensees and distributors in India, Mexico, Japan, Qatar, the Philippines, Saudi Arabia, Venezuela, Guatemala and the United Arab Emirates.

     Note 15 to the Company's consolidated financial statements included under item 8 of this Report contains certain geographical segment information regarding the Company's domestic and international operations.


PRODUCT

     Management's primary product strategy is to strengthen its leading position in the dress category while further penetrating the growing dress casual and casual categories. Florsheim offers a diverse line of men's quality dress, dress-casual and casual shoes in the $65 and above price range. All products, except those that are sold under license, are currently sold under the Florsheim brand, but are identified with the following sub-labels to differentiate product by lifestyle or construction. In addition, the Company has entered into licensing agreements to manufacture and sell John Deere work boots and Joseph Abboud footwear.

The following is a summary of the Florsheim brands by category:


                DRESS               DRESS CASUAL            CASUAL               OTHER
                -----               ------------            ------               -----
     Florsheim               Florsheim                Florsheim                MagneForce
     Florsheim Comfortech    Florsheim Comfortech     Florsheim Comfortech     John Deere**
     Florsheim Imperial      FLS                      @ease                    Florsheim Golf
     FLS                     Joseph Abboud*           MagneForce
     Joseph Abboud*

*   This is the registered trademark of Joseph Abboud
**  This is the registered trademark of Deere and Company

     FLORSHEIM: The Florsheim label represents the company's heritage of quality, value and appropriate style in dress and casual footwear that can be worn with confidence. Retail price points for this line range from $80 to $120.

     FLORSHEIM COMFORTECH: Incorporating the most advanced comfort technology and construction methods, the Florsheim Comfortech line offers uncompromising comfort in versatile business casual and casual styles. Retail price points range from $90 to $120.

     FLORSHEIM IMPERIAL: Florsheim Imperial, recognized worldwide for superior quality and impeccable fashion, includes dress and dress casual styles for the discriminating gentleman. Retail price points range from $120 to $170.

     FLS: This label was developed to differentiate the company's value line of footwear from the moderate to high-end product associated with the Florsheim brand. FLS by Florsheim represents a quality product at a value price in traditional dress and dress casual styles, with retail prices from $50 to $80.

     JOSEPH ABBOUD FOOTWEAR: A complete line of high-end fashion footwear designed and manufactured to the specifications of men's fashion designer Joseph Abboud. Joseph Abboud fashions are available only at selected specialty and department stores which serve upscale clientele. Retail price points range from $150 to $300.

     JOHN DEERE: A comprehensive line of work boots designed and manufactured to meet the specific, functional needs of industrial, agricultural and other blue-collar workers. The line is marketed under the John Deere label through a licensing agreement with Deere, one of the world's best known industrial/agricultural equipment manufacturers. The boots are designed to be the most comfortable and durable product in the market. Retail price points range from $80 to $175.

     FLORSHEIM GOLF: Designed to be technologically superior, Florsheim Golf combines the best of Florsheim Comfortech with quality materials and workmanship. MagneForce technology introduced in 1999 marked this line as an innovative force in golf, with the first shoes featuring a full length, permanently lasted, magnetic insole. Retail priced at $120.

     @EASE: Contemporary dress casual and casual styles designed for the younger consumer in the wardrobe-building phase of his life. Marketed primarily in company-owned Florsheim and @ease stores. Retail prices range from $60 to $80.

     Florsheim has entered into non-footwear licensing agreements which include hosiery, shoe care products, belts and small leather goods. These products are sold under the Florsheim name through the wholesale distributor network and at Florsheim company operated stores.

SOURCING AND MANUFACTURING TRADE REGULATIONS

    Florsheim's sourcing strategy is to manufacture products where they can be produced most efficiently while still meeting management's quality and service specifications. Toward this goal, Florsheim shoes are manufactured both domestically and overseas. Florsheim has consolidated its domestic manufacturing in recent years to improve production capabilities. In December 1999, the Company closed its last manufacturing facility. The facility was located in Cape Girardeau, Missouri and represented approximately 20% of the company's worldwide production. During 1999, approximately 80% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 58% of Florsheim's non-domestic products are manufactured in India, where Florsheim is the minority partner (26% ownership) in a joint venture arrangement with a local operator. Under this arrangement, the venture manufactures exclusively for Florsheim and without minimum quantity restrictions for the production output. Also under this arrangement, the Company is actively involved in training and production techniques, and management believes that production quality is comparable to what could otherwise be produced using domestic production facilities. The remainder of the Company's products are sourced from a variety of suppliers in a number of other countries, including Spain, Italy, Dominican Republic, China, and Mexico. The Company will continue to source certain products in the U.S.

     Florsheim's major raw materials include leather uppers, linings and outsoles. Florsheim obtains raw materials and components from a wide variety of sources located throughout the world and has alternate sources for leathers, components and other materials. Leather pricing and availability are subject to fluctuating supply and demand cycles; however, Florsheim management believes it has adequate sourcing arrangements through its own suppliers as well as through its overseas manufacturers to ensure an uninterrupted supply of raw materials.

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

INFORMATION TECHNOLOGY UPGRADE AND YEAR 2000

     In 1998, the Company established a task force to assess the impact of the Year 2000 issue on the hardware and software utilized in the Company's internal operations. The task force was also responsible for the evaluation of exposures from third parties, including customers and suppliers. Upon completion of the assessment, the Company initiated a significant information technology upgrade in order to resolve the Year 2000 issue. The cost of the upgrade was approximately $15.4 million, which was capitalized during the three years ended January 1, 2000.

     The Company successfully completed the installation of new financial systems during 1998 and completed wholesale and warehouse systems and retail systems in 1999. While the Company did transition into Year 2000 without any significant problems, the Company did experience problems which negatively impacted operations at times during 1999 as a result of the new system.

SEASONALITY OF BUSINESS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality of Business."

BACKLOG

     At January 1, 2000, the Company's U.S. wholesale operations had a backlog of customer orders amounting to approximately $14.9 million, compared to approximately $13.8 million, at January 2, 1999, an increase of 7.4%. The majority of incoming orders are for "at once" shipments; therefore, the backlog is not necessarily indicative of a corresponding change in annual sales.

EMPLOYEES

     As of January 1, 2000, Florsheim had 1,889 employees in the United States and overseas. Approximately 18% of Florsheim's work force is represented by unions. Management believes Florsheim has maintained satisfactory overall relations with its unionized and non-unionized workforce.

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

RISK FACTORS

Impact of General Economic Conditions on Footwear Industry and the Company's Operations

     Florsheim and the footwear industry in general are dependent on the economic environments, both domestic and international, and levels of consumer spending which affect not only the ultimate consumer, but also retailers, Florsheim's primary direct customers. As a result, Florsheim's results may be adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. There can be no assurance that any prolonged economic downturn would not have a material adverse effect on Florsheim.

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

     Reliance on Foreign Production

     During 1999, approximately 80% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 58% of total products are manufactured in India, where Florsheim is a participant in a joint venture arrangement with a local operator. The remainder of such non-domestic product sourced from a variety of suppliers in a number of other countries, including Portugal, Spain, Italy, Dominican Republic, China and Mexico. The Company's operations are subject to the customary risks of doing business abroad, including currency fluctuations, labor unrest, political instability, restrictions on transfer of funds, import and export duties and trade barriers (including quotas) and U.S. customs and tariffs. In addition, trade regulations and potential U.S. government sanctions could be imposed against some of the countries from which the Company sources product and result in restrictions on imports from such countries. To date, these factors have not had an adverse impact on the Company's operations.

     Control of Florsheim

     Apollo Investment Fund, L.P. ("Apollo") and its affiliate Lion Advisors, L.P., on behalf of an investment account under management ("Lion"; Apollo and Lion together being referred to herein as the "Apollo Stockholders"), together beneficially own approximately 66.2% of the outstanding shares of Florsheim common stock. By reason of their ownership of shares of Florsheim common stock, the Apollo Stockholders effectively have the power to control or influence control of the Company, including in elections of the Board of Directors and other matters submitted to a vote of the Company's stockholders, including extraordinary corporate transactions such as mergers. The Apollo Stockholders may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of Apollo and Lion.

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

ITEM 2.  PROPERTIES

     Florsheim owns or leases the following principal plants, offices and warehouses:

                                                           Floor       Owned
                                                           Space        or
                 Location             Type of Facility   (Sq. Ft.)    Leased
                 --------             ----------------   ---------    ------

       Chicago, IL.............   Headquarters             80,000     Leased
       Jefferson City, MO......   Warehouse               562,000      Owned
       Preston, Australia......   Plant/Warehouse          59,000     Leased
       Hong Kong...............   Office/Warehouse         12,000     Leased
       Florence, Italy.........   Office/Warehouse          5,000     Leased


     The Company also operates 270 retail stores in leased facilities. The stores generally range in size from 800 to 3,000 square feet.

     The Jefferson City facility is encumbered by a first priority lien and mortgage pursuant to the Company's bank credit facility.

     The Company's properties listed above are generally well maintained, suitable for present operations and adequate for current requirements. Florsheim estimates that its facilities were effectively utilized during fiscal 1999 at moderate levels of productive capacity and believes that its facilities in combination with other facilities available through the Company's sourcing network have the capacity, if necessary, to expand production to meet anticipated product requirements.

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


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     As of March 15, 2000, there were approximately 1,500 holders of record of common stock.

     Shares of the Company's common stock trade on The NASDAQ Stock Market under the symbol FLSC. The reported high and low sale prices for Florsheim's common stock on The NASDAQ Stock Market for each quarterly period within the two most recent fiscal years are included in Note 16 to the consolidated financial statements of the Company included under Item 8 of this report.

     The Company did not pay dividends on its common stock during the fiscal years ended January 3, 1998, January 2, 1999, and January 1, 2000.

     A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 6 to the consolidated financial statements of the Company included under Item 8 of this Report.

ITEM 6.  SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except per share data)

The following financial data should be read with the consolidated financial statements and notes thereto included in Item 8 of this report.

                                                                  Fiscal year ended (1)
                                          --------------------------------------------------------------------
                                          December 30,  December 28,   January 3,    January 2,     January 1,
                                              1995          1996          1998         1999          2000
                                          ----------     ---------     ---------     ----------    -----------
SUMMARY OF OPERATING RESULTS:
Net sales (2)                              $ 285,307     $ 244,855     $ 253,056     $ 244,895     $ 245,726
Earnings (loss) from operations                6,920        11,408        12,221         7,069          (484)
Earnings (loss) before extraordinary
    item (3)                                  (4,846)        1,964         3,607          (559)       (7,618)
Net earnings (loss) (4)                       (4,846)        1,964        (1,435)         (559)       (8,368)

BASIC EARNINGS (LOSS) PER SHARE:
   Earnings (loss) before extraordinary
     item                                  $   (0.58)    $    0.24     $    0.43     $   (0.07)    $   (0.90)
   Net earnings (loss)                         (0.58)         0.24         (0.17)        (0.07)        (0.99)

DILUTED EARNINGS (LOSS) PER SHARE:
   Earnings (loss) before extraordinary
     item                                      (0.58)         0.23          0.42         (0.07)        (0.90)
   Net earnings (loss)                         (0.58)         0.23         (0.17)        (0.07)        (0.99)

OTHER INFORMATION:
Dividends paid per share                   $    --       $    --       $    --       $    --       $    --
Cash flow provided by (used in):
   Operating activities                       31,010        13,221       (17,783)       (5,092)       (5,030)
   Investing activities                       (5,320)       13,991        (3,633)       (9,172)       (7,993)
   Financing activities                      (25,313)      (10,770)        6,920        14,000        11,767
Depreciation and amortization                  4,539         4,875         5,425         4,937         6,245
Capital expenditures                           5,479         9,424         9,922        10,308         8,462

BALANCE SHEET DATA AT PERIOD END:
Working capital                            $ 111,922     $  95,116     $  94,167     $  83,452     $  69,275
Property, plant, and equipment, net           21,742        24,974        27,245        30,981        32,525
Total assets                                 186,321       185,238       183,646       199,566       197,352
Long-term debt, less current maturities       80,126        69,450        76,912        76,912        83,412
Shareholders' equity                          55,068        57,655        54,482        53,347        44,648

NUMBER OF RETAIL STORES AT PERIOD END:
   U.S. Specialty                                220           205           200           173           157
   U.S. Outlet                                    90            93            99            84            63
   International                                  53            53            54            54            51
                                           ---------     ---------     ---------     ---------     ---------
   Total Stores                                  363           351           353           311           271
                                           =========     =========     =========     =========     =========

Notes to Selected Financial Information:

(1) Florsheim's fiscal year end is the Saturday closest to December 31. The results of operations will periodically include a 53 week fiscal period. Fiscal 1995, 1996, 1998 and 1999 each represented a 52 week period. Fiscal 1997 represented a 53 week period.

(2) Includes sales of the Company's Hy-Test Inc. safety shoe business, which was sold in March 1996. Net sales of Hy-Test were $38,659, and $6,943 in fiscal 1995, and 1996, respectively.

(3) Fiscal 1997 includes a $4,300 million gain associated with the sale of the Company's former corporate headquarters.

(4) Fiscal 1997 includes an extraordinary loss of $5,042 associated with the tender premium and expenses related to the repurchase of Senior Notes and the execution of a revolving credit facility. 1999 includes an extraordinary loss of $750 associated with the refinancing of the credit facility.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of this report. All dollar amounts are presented in thousands.

RESULTS OF OPERATIONS

The Company's fiscal year end is the Saturday closest to December 31. Throughout this analysis fiscal 1997 refers to the 53 week period ended January 3, 1998, fiscal 1998 refers to the 52 week period ended January 2, 1999, and fiscal 1999 refers to the 52 week period ended January 1, 2000.


FISCAL 1999 COMPARED TO FISCAL 1998

Net sales for fiscal 1999 were $245,726, an increase of $831 as compared to fiscal 1998. The increase resulted from significant gains in U.S. Wholesale net sales, which were more than offset by reductions in U.S. Retail net sales. U.S. Wholesale net sales increased $8,555, or 9.7%, with all channels of distribution reporting higher sales. The gains were led by significant increases at both Sears, J C Penney and big box retailers. U.S. Retail net sales decreased $9,214 or 8.2%, as a result of planned store closings and lower inventory levels due to computer system issues, which resulted in improper inventory replenishment. International net sales increased $1,490 or 3.3% on strengthening in the Company's Australian operations and the Pacific Rim.

Gross profit for fiscal 1999 was $106,176, a decrease of $3,400 as compared to fiscal 1998. Fiscal 1999 included charges of $2,646 for costs associated with the December 1999 closing of the Company's Cape Girardeau, Missouri manufacturing facility, costs associated with the planned sale of the Golf division and a $3,169 inventory adjustment recorded in the fourth quarter. The adjustment was based on a physical inventory completed upon the conclusion of the year and was related to the new computer system. Fiscal 1998 included a charge of $2,132 for the closing of unprofitable retail stores. Excluding the effect of theses charges in both years, gross profit as a percent of net sales was 45.6% in fiscal 1999 and 1998.

Selling, general and administrative expenses, excluding non-recurring selling, general and administrative expenses, were $104,284 in fiscal 1999 compared to $101,378 in fiscal 1998. In fiscal 1999 these costs were 42.4% of net sales, an increase from 41.4% of net sales for fiscal 1998. The increase was due to higher bad debt expense, increased depreciation expense related to the new computer systems and increased costs resulting from the implementation of the new computer systems. The Company recorded impairment charges in selling, general and administrative expense related to long-lived assets of certain retail stores of $256 in fiscal 1998. See Note 2 to the Notes to Consolidated Financial Statements. Non-recurring selling general and administrative expenses were $2,376 in fiscal 1999 compared to $1,129 in fiscal 1998. Fiscal 1999 included costs associated with the downsizing of both the Company's corporate headquarters and its New York showroom space, costs associated with the disposition of the Golf division, costs associated with the resignation of the Company's former Chairman and costs related to the Company's evaluation of strategic alternatives. Fiscal 1998 included charges for the effects of retail store closings.

Loss from operations for fiscal 1999 was $484 compared to earnings of $7,069 in fiscal 1998. Excluding the effects of the non-recurring costs in both years, earnings from operations were $4,538 in fiscal 1999, compared to $10,330 in fiscal 1998, a decrease of $5,792. The decrease is the result of lower gross profit and increased selling, general and administrative expenses as discussed above. Interest expense for fiscal 1999 was $10,423 as compared to $8,699 in fiscal 1998. The increase is due to primarily to higher daily average outstanding borrowings in fiscal 1999 compared to fiscal 1998. Other expense was $105 in fiscal 1999 compared to other income of $677 in fiscal 1998. Fiscal 1998 included a gain of $775 related to the sale of a foreign trademark.

Income tax benefit was $3,394 in fiscal 1999 compared to $394 in fiscal 1998. The effective tax rate for fiscal 1999 and fiscal 1998 was 31.3% and 41.3% respectively. The change in the effective rate reflects the effect of the recording of a $1,306 valuation allowance for foreign tax assets in fiscal 1999.

In fiscal 1999, the company recorded an extraordinary charge of $750 (net of tax benefits of $418) related to the write-off of deferred financing fees associated with the company's former credit facility.


FISCAL 1998 COMPARED TO FISCAL 1997

Net sales for fiscal 1998 were $244,895, a decrease of $8,161, or 3.2%, as compared to fiscal 1997. The decrease in net sales was primarily the result of the net effect of store closures in 1998, the fact that fiscal 1998 included 52 weeks compared to 53 weeks in fiscal 1997, and the effect of currency devaluations in Australia and Southeast Asia. U.S. Wholesale net sales increased $5,727, or 6.9%, due to gains from new products, the rollout and reorders of J C Penney and expansion in department and big box stores. U.S. Retail net sales decreased $7,667 or 6.4%, as a result of store closings and the 52 week year in fiscal 1998 included one less week compared to 53 weeks in fiscal 1997. International net sales decreased $6,221 or 12.3%, due to currency devaluations.

Gross profit for fiscal 1998 was $109,576, a decrease of $11,281 as compared to fiscal 1997. Fiscal 1998 included charges of $2,132 for costs associated with the closing of unprofitable retail stores. Excluding the effect of the store closings, gross profit as a percent of net sales was 45.6% in fiscal 1998, compared to 47.8% in fiscal 1997. The reduction resulted from the shift in mix to more wholesale sales, the effects of the lower sales volume and currency devaluations.

Selling, general, and administrative expenses, excluding the costs associated with store closings, were $101,378 for fiscal 1998, a decrease of $7,258, or 6.7%, from fiscal 1997. Selling, general, and administrative expenses for fiscal 1998 were 41.4% of net sales, a decrease from 42.9% of net sales for fiscal 1997. The decrease was due to the effects of store closings and cost reduction programs. The Company recorded impairment charges in selling, general and administrative expense related to the carrying value of the long lived assets of certain retail stores of $256 and $400 in fiscal 1998 and fiscal 1997, respectively. See Note 2 to the Notes to Consolidated Financial Statements.

Earnings from operations for fiscal 1998 were $7,069 compared to $12,221 in fiscal 1997. Excluding the effects of the costs associated with store closings, earnings from operations were $10,330 in fiscal 1998, compared to $12,221 in fiscal 1997, a decrease of $1,891. Interest expense for fiscal 1998 was $8,699 as compared to the fiscal 1997 amount of $9,130. This decrease is due to the lower average cost of outstanding debt as a result of the repurchase of the Senior Notes in May 1997, compared to the cost of borrowings under the Company's bank credit facility. Other income was $677 in fiscal 1998 compared to $3,742 in fiscal 1997. Significant items in other income included a gain of $775 related to the sale of a foreign trademark in fiscal 1998 and the sale of the Company's former headquarters building in fiscal 1997 which resulted in a gain of $4,300.

An extraordinary loss associated with the tender premium and expenses related to the purchase of the Senior Notes was $5,042, net of tax benefits of $2,813, in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital at January 1, 2000 was $69,275 compared to $83,452 at January 2, 1999, a decrease of $14,177. The decrease in working capital resulted from a decrease in inventory and accounts receivable and an increase in current borrowings under the bank credit facility, partially offset by a decrease in accounts payable.

CAPITAL EXPENDITURES

During fiscal 1999, 1998 and 1997, capital expenditures totaled $8,462, 10,308, and $9,922, respectively. During fiscal 1999 and fiscal 1998, approximately 80% and 72%, respectively, was capitalized for management information systems. During fiscal 1997, approximately 62% of the expenditures were used to open or remodel retail stores and outlets.

FINANCING ARRANGEMENTS

In May 1997, the Company completed its cash tender offer and consent solicitation relating to its Senior Notes. Approximately $51,000 aggregate principal amount of Senior Notes were tendered, representing approximately 73% of the $69,450 aggregate principal amount of outstanding Senior Notes. Approximately $18,400 of Senior Notes remain outstanding. Concurrently with the tender offer, the Company also executed a $110,000, five-year secured revolving credit facility that replaced its previous $75,000 credit facility. Borrowings under the credit facility were used to finance the tender offer for the Senior Notes. In August 1999, the Company refinanced its existing revolving credit facility with a new $110,000 credit facility. Borrowings under the credit facility were $88,767 at January 1, 2000, of which $23,767 was classified as short-term and $65,000 was classified as long-term.

Further credit facility borrowings will be made from time to time to finance future liquidity requirements, including month-to-month working capital requirements. The credit facility provides for borrowings of up to $110,000, subject to borrowing base availability ($102,490 at January 1, 2000). The cash borrowings under the credit facility bear interest at the prime rate plus 1.75 %, or at an adjusted LIBOR rate plus a factor, currently 2.75 %, depending on the type of loan the Company executes and various covenant ratios.

INFORMATION TECHNOLOGY UPGRADE AND YEAR 2000

In 1998, the Company established a task force to assess the impact of the Year 2000 issue on the hardware and software utilized in the Company's internal operations. The task force was also responsible for the evaluation of exposures from third parties, including customers and suppliers. Upon completion of the assessment, the Company initiated a significant information technology upgrade in order to resolve the Year 2000 issue. The cost of the upgrade was approximately $15,400, which was capitalized during the three years ended January 1, 2000.

The Company successfully completed the installation of new financial systems during 1998 and completed wholesale and warehouse systems, as well as retail, systems in 1999. While the Company did transition into Year 2000 without any significant problems, the Company did experience problems which negatively impacted operations at times during 1999 as a result of the new systems.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 initially required adoption by January 1, 2000. However, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," issued in June 1999, delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. The Company anticipates that the new standards will not have a significant impact on the results of operations and financial condition of the Company.

SEASONALITY OF BUSINESS

In total, the Company's net sales are generally not seasonal however, earnings from operations tend to be higher in the fourth quarter due to the proportionately higher retail sales which include both a wholesale and a retail margin.

FOREIGN CURRENCY

The Company's export sales are denominated in United States dollars, and its international sales other than export sales are denominated in the local currency of each jurisdiction in which Florsheim's international operations are located. The effects of foreign currency movements relative to the dollar in both the Pacific Rim and Australia negatively impacted operating results in fiscal 1998, however, the Company did partially recover from the currency movements in 1999. The majority of purchases by the Company from foreign sources are denominated in United States dollars.

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

Interest rate risk is managed through a combination of fixed rate and variable rate debt with varying maturities. All material components of debt are denominated in U.S. dollars. At January 1, 2000, variable rate long-term debt was $88.8 million.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

ITEM 8. FINANCIAL DATA AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS:                                                                          PAGE
     Consolidated Balance Sheets at January 2, 1999 and January 1, 2000.......................................18

     Consolidated Statements of Operations and Comprehensive Earnings for the Fiscal
       Years Ended January 3, 1998, January 2, 1999 and January 1, 2000.......................................19

     Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 1998,
       January 2, 1999 and January 1, 2000....................................................................20

     Consolidated Statements of  Shareholders' Equity for the Fiscal Years Ended January 3,
         1998, January 2, 1999, and January 1, 2000...........................................................21

     Notes to Consolidated Financial Statements. .............................................................22

     Independent Auditors' Report.............................................................................46

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

   Schedule II - Valuation and Qualifying Accounts............................................................45


FLORSHEIM GROUP INC.
CONSOLIDATED BALANCE SHEETS JANUARY 2, 1999 AND JANUARY 1, 2000 (DOLLARS IN
THOUSANDS, EXCEPT PER SHARE DATA)
============================================================================================================
ASSETS                                                                    January 2,              January 1,
Current assets:                                                              1999                    2000
                                                                       ---------------           -------------
   Cash and cash equivalents                                           $       6,931             $     5,675
   Receivables, less allowances of $1,207 at January 2, 1999
      and $1,475 at January 1, 2000                                           33,370                  30,163
   Inventories                                                                79,855                  70,964
   Deferred income taxes                                                       4,719                   5,539
   Prepaid expenses and other current assets                                   5,451                   5,543
                                                                       -------------             -----------
Total current assets                                                         130,326                 117,884

Property, plant and equipment:
    Buildings and improvements                                                23,363                  22,357
    Machinery and equipment                                                   31,848                  38,066
                                                                       -------------             -----------
                                                                              55,211                  60,423
    Less: accumulated depreciation                                          (24,230)                (27,898)
                                                                       -------------             -----------

Net property, plant and equipment                                             30,981                  32,525
Deferred income taxes                                                         12,852                  16,623
Other assets                                                                  25,407                  30,320
                                                                       -------------             -----------

    Total assets                                                       $     199,566             $   197,352
                                                                       =============             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank credit facility, current                                      $      18,500             $    23,767
    Accounts payable                                                          16,183                  11,175
    Accrued employee compensation                                              3,958                   3,706
    Accrued interest expense                                                     981                   1,104
    Other accrued expenses                                                     7,120                   8,795
    Income taxes payable                                                         132                      62
                                                                       -------------             -----------
Total current liabilities                                                     46,874                  48,609
                                                                       -------------             -----------

Bank credit facility, long-term                                               58,500                  65,000
Long-term debt                                                                18,412                  18,412
Accrued postretirement benefits other than pension                            19,122                  17,741
Other long-term liabilities                                                    3,311                   2,942
                                                                       -------------             -----------
Total liabilities                                                            146,219                 152,704
                                                                       -------------             -----------

Shareholders' equity:
   Common Stock, 20,000,000 shares authorized, without par value,
     $1.00 stated value, 8,453,651 shares issued and outstanding at
     January 1, 1999 and 8,483,651 shares issued and outstanding at
     January 1, 2000                                                           8,454                   8,484
Paid-in capital                                                               50,580                  50,644
Accumulated other comprehensive income -
   Cumulative translation adjustment                                         (2,335)                 (2,760)
Accumulated deficit                                                          (3,352)                (11,720)
                                                                       -------------             -----------
Total shareholders' equity                                                    53,347                  44,648
                                                                       -------------             -----------

   Total liabilities and shareholders' equity                          $     199,566             $   197,352
                                                                       =============             ===========

See accompanying notes to consolidated financial statements.



FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================================================
                                                                                Fiscal Year Ended
                                                                -----------------------------------------------
                                                                  January 3,       January 2,        January 1,
                                                                     1998             1999              2000
                                                                -------------     -----------      ------------

Net sales                                                       $   253,056       $   244,895      $   245,726
Cost of sales                                                       132,199           133,187          136,904
Non-recurring costs of sales                                            -               2,132            2,646
                                                                -----------       -----------      -----------

Gross profit                                                        120,857           109,576          106.176
Selling general, and administrative expenses                        108,636           101,378          104,284
Non-recurring selling, general and administrative
   expenses                                                             -               1,129            2,376
                                                                -----------       -----------      -----------

Earnings (loss) from operations                                      12,221             7,069            (484)
Interest expense, net                                                 9,130             8,699           10,423
Other income (expense)                                                3,742               677            (105)
                                                                -----------       -----------      -----------

Earnings (loss) before income taxes and extraordinary item            6,833             (953)         (11,012)
Income tax expense (benefit)                                          3,226             (394)          (3,394)
                                                                -----------       -----------      -----------

Earnings (loss) before extraordinary item                             3,607             (559)          (7,618)
Extraordinary item (less income tax benefit of $2,813
   in fiscal 1997 and $418 in fiscal 1999)                          (5,042)              -               (750)
                                                                -----------       -----------      -----------

Net loss                                                            (1,435)             (559)          (8,368)
Other comprehensive loss -
   foreign currency translation adjustment                          (1,993)             (714)            (425)
                                                                -----------       -----------      -----------
Comprehensive loss                                              $   (3,428)       $   (1,273)      $   (8,793)
                                                                ===========       ===========      ===========

Basic earnings (loss) per share:
   Earnings (loss) before extraordinary item                    $      0.43       $    (0.07)      $    (0.90)
   Extraordinary item                                                (0.60)              -              (0.09)
                                                                -----------       -----------      -----------
   Net loss                                                     $    (0.17)       $    (0.07)      $    (0.99)
                                                                ===========       ===========      ===========

Diluted earnings (loss) per share:
   Earnings (loss) before extraordinary item                    $      0.42       $    (0.07)      $    (0.90)
   Extraordinary item                                                (0.59)              -              (0.09)
                                                                -----------       -----------      -----------
   Net loss                                                     $    (0.17)       $    (0.07)      $    (0.99)
                                                                ===========       ===========      ===========

Weighted average number of shares outstanding:
   Basic                                                              8,361             8,454            8,456
   Diluted                                                            8,567             8,454            8,456

See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000
(IN THOUSANDS)

================================================================================================================
                                                                            Fiscal Year Ended
                                                          ------------------------------------------------------
                                                           January 3,            January 2,          January 1,
                                                              1998                  1999                2000
                                                          -------------         -------------      -------------
Cash flows from operating activities:
   Net loss                                               $     (1,435)         $       (559)      $     (8,368)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Gain on disposal of assets                                 (4,682)                 (102)            (1,219)
     Depreciation and amortization                               5,425                 4,937              6,245
     Deferred income taxes                                        (490)               (1,054)            (4,591)
     Extraordinary loss                                           5,042                   -                  750
     Noncash interest and other expenses                            547                   431                653
     Decrease (increase) in receivables                           (163)               (6,776)              3,207
     Decrease (increase) in inventories                         (7,165)                 1,134              8,891
     Increase in prepaid expenses and other assets              (4,481)               (6,158)            (2,226)
     Increase (decrease) in accounts payable, accrued
       interest and other accrued expenses                     (11,962)                 5,079            (3,466)
     Increase (decrease) in income taxes payable                    265                 (611)               (70)
     Increase (decrease) in other long-term liabilities           1,316               (1,413)            (1,750)
                                                          -------------         -------------      -------------
   Net cash used in operating activities                       (17,783)               (5,092)            (1,944)
                                                          -------------         -------------      -------------

Cash flows from investing activities:
   Proceeds from sale of Corporate headquarters building          6,277                   -                   -
   Proceeds from disposal of assets                                  12                 1,136                469
   Capital expenditures, net                                    (9,922)              (10,308)            (8,462)
                                                          -------------         -------------      -------------
   Net cash used in investing activities                        (3,633)               (9,172)            (7,993)
                                                          -------------         -------------      -------------

Cash flows from financing activities:
   Proceeds from initial borrowing under bank credit facility    58,500                   -              84,000
   Deferred financing fees on bank credit facility                  -                     -              (3,086)
   Retirement of former credit facility                             -                     -             (84,000)
   Borrowings under former bank credit facility                  33,700                33,700             8,000
   Repayments on former bank credit facility                    (29,200)              (19,700)           (1,000)
   Borrowings under new bank credit facility                        -                     -              86,066
   Repayments under new bank credit facility                        -                     -             (84,491)
   Repurchase of 12-3/4% Senior Notes, including tender
     premium and refinancing costs, net of tax                  (56,080)                  -                 -
                                                          -------------         -------------      ------------
   Net cash provided by financing activities                      6,920                14,000             8,681
                                                          -------------         -------------      ------------

   Net decrease in cash and cash equivalents                   (14,496)                 (264)            (1,256)
   Cash and cash equivalents at beginning of period              21,691                 7,195             6,931
                                                          -------------         -------------      ------------
   Cash and cash equivalents at end of period             $       7,195         $       6,931      $       5,675
                                                          =============         =============      =============

Supplemental disclosure:
   Cash payments for income taxes, net                    $       1,000         $       1,272      $         386
   Cash payments for interest                                    10,366                 8,362              9,647

See accompanying notes to consolidated financial statements.



FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000
(IN THOUSANDS)

=================================================================================================================
                                            Common Stock               Accumulated
                                ----------------------------------        Other
                                   Number of               Paid in    Comprehensive   Accumulated   Shareholders'
                                    Shares      Amount     Capital    Income (loss)     Deficit        Equity
                                -----------    --------   --------    -------------   -----------   -------------
Balance at December 28, 1996        8,346     $  8,346     $ 50,295     $    372      $  (1,358)      $57,655

Net loss                             --           --           --           --           (1,435)        (1435)

Foreign currency translation         --           --           --         (1,993)         --           (1,993)

Exercise of stock options              67           67          188         --            --              255
                                 --------     --------     --------      --------     ---------      --------

Balance at January 3, 1998          8,413        8,413       50,483       (1,621)        (2,793)       54,482

Net loss                             --           --           --           --             (559)         (559)

Foreign currency translation         --           --           --           (714)         --             (714)

Exercise of stock option               41           41           97         --            --              138
                                 --------     --------     --------      --------     ---------      --------

Balance at January 2, 1999          8,454        8,454       50,580       (2,335)        (3,352)       53,347

Net loss                             --           --           --           --           (8,368)       (8,368)

Foreign currency translation         --           --           --           (425)         --             (425)

Exercise of stock options              30           30           64         --            --               94
                                 --------     --------     --------      --------     ---------      --------

Balance at January 1, 2000          8,484     $  8,484     $ 50,644     $ (2,760)     $ (11,720)     $ 44,648
                                 ========     ========     ========     ========      =========      ========


See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)
================================================================================

(1)  BASIS OF PRESENTATION


     Nature of Business

     Florsheim Group Inc. and its subsidiaries (Florsheim or the Company) design, market, source and distribute a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.

     The Distribution

     In November 1994, Florsheim became an independent public company. Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED (INTERCO), its former parent company and sole stockholder, distributed all of the Company's common stock to existing INTERCO shareholders. In connection with the distribution, Florsheim issued $85,000 in 12-3/4% Senior Notes due 2002 (INTERCO) and entered into a bank credit facility. Florsheim used the proceeds from the Senior Notes and $25,000 from the bank facility to pay financing expenses and repay its share of the outstanding joint and several indebtedness issued in connection with the 1992 plan of reorganization of INTERCO and its principal subsidiaries.

     Reorganization and Emergence from Chapter 11

     On January 24, 1991, INTERCO and its domestic subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. INTERCO emerged from Chapter 11 effective with the beginning of business on August 3, 1992.

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

FLORSHEIM GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================
     Principles of Consolidation

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

     Fiscal Year

     Florsheim's fiscal year end is the Saturday closest to December 31. Therefore, the results of operations will periodically include a 53 week period. Fiscal 1998 and 1999 each represented a 52 week period. Fiscal 1997 represented a 53 week period. For purposes of these financial statements, fiscal 1997 refers to the period ended January 3, 1998, fiscal 1998 refers to the period ended January 2, 1999 and fiscal 1999 refers to the period ending January 1, 2000.

     Cash and Cash Equivalents

     Cash and cash equivalents represent cash and short-term, liquid investments with an original maturity of three months or less.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized while normal repairs and maintenance are expensed as incurred. For financial reporting purposes, Florsheim utilizes both accelerated and straight-line methods of computing depreciation and amortization. Such expense is computed based on the estimated useful lives of the respective assets, which generally range from 34 to 50 years for buildings, 10 years for machinery and equipment, 2 to 18 years for furniture and fixtures, and 3 to 5 years for computer equipment and software. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term, and generally range from 2 to 18 years.

     Revenue Recognition

     The Company recognizes revenue as products are shipped to wholesale customers and at the point of sale for retail customers.

     Advertising

     Advertising costs are expensed as incurred. These expenses were $6,412, $7,027 and $7,376 in fiscal 1997, 1998, and 1999, respectively.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred taxes assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT SHARE DATA)
================================================================================

     Stock Option Plans

     The Company accounts for its stock options plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which allows entities to continue to apply the provisions of APB opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-valued based method defined in SFAS No. 123 had been applied.

     Foreign Currency Translation

     The accounts of the foreign subsidiaries have been translated from their functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of stockholders' equity.

     Earnings Per Share

     The Company presents basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. Basic and diluted earnings per share do not include securities in instances where they would be antidilutive.

     The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share:


                                                        Fiscal Year Ended
                                          -----------------------------------------
                                            January 3,     January 2,     January 1,
                                               1998           1999           2000
                                          -------------  -------------   ----------
     Weighted average shares
       outstanding - basic                $     8,361    $       8,454   $    8,456
     Assumed exercise of stock options            206          -             -
                                          ------------   -------------   ----------
     Weighted average shares
       outstanding - diluted              $     8,567    $       8,454   $    8,456
                                          =============  =============   ==========

     There are no adjustments to earnings before extraordinary item, extraordinary item, or net earnings.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

     Deferred Financing Costs

     Certain expenses related to obtaining financing have been capitalized and are being amortized over the life of the financing to which they relate.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers stores with operating losses in a consecutive two year period as potentially impaired. A review is conducted on a store by store basis, grouped by year of lease expiration, comparing future undiscounted net cash flows to the carrying value of fixtures and leasehold improvements to test for impairment. Impairment, when present, is calculated as the difference between the asset carrying value and the future discounted net cash flows (fair value).

     Pursuant to its review of the retail store operations, the Company recorded impairment charges related to the long lived assets of certain retail stores in selling, general and administrative expenses of $400 in fiscal 1997 and $256 in fiscal 1998. There was no impairment charge in 1999.

     Non-cash Transactions

     During fiscal 1997 and 1998, the Company entered into non-cash transactions with a third party whereby Florsheim would exchange excess inventory for advertising and media credits. At January 1, 2000 and January 2, 1999, barter credits of $2,492 and $2,624, respectively, are recorded in prepaid expenses and other current assets at a cost that is consistent with the value of the inventory surrendered.

     Accounting for the Costs of Computer Software Developed/Obtained for Internal Use

     During 1998, the company adopted the provisions of Statement of Position 98-1 which provides guidance on the capitalization of certain internal costs as they relate to implementing software being developed or implemented for internal use. In fiscal 1999 and 1998, Florsheim capitalized approximately $1,100 and $1,000, respectively, of internal costs associated with its SAP software implementation.

(3)  NON-RECURRING COSTS

     In the fourth quarter of fiscal 1998, the Company recognized restructuring charges of $3,261 related to the closing of 46 retail locations in fiscal 1998, and the closing of 30 locations in fiscal 1999. These charges were taken in connection with the Company's plan to close non-contributing locations and to liquidate the inventory in place.

     The following table summarizes the costs reflected in the 1998 Consolidated Statement of Operations and Comprehensive Earnings. $2,132 is reflected as non-recurring cost of sales which is principally related to the liquidation of inventory and $1,129 as non-recurring selling, general, and administrative expenses, which consisted of fixed asset write downs and incremental operating expenses. A summary of the charges is as follows:

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================
                                              Stores     Stores to be
                                            Closed in     Closed in
                                               1998          1999         Total
                                            ---------     ---------    ---------
     Fixed asset write downs                $     140     $      99    $     239
     Store incremental operating expenses         205           685          890
     Provision for inventory write down
       to net realizable value                     94         2,038        2,132
                                            ---------     ---------    ---------
     Total effect of restructuring charges  $     439     $   2,822    $   3,261
                                            =========     =========    =========

     The fixed asset write-downs were for store fixturing and leasehold improvements, which were disposed of or abandoned upon exiting the locations. Store closing expenses were primarily incremental administrative and store salaries and other costs incurred in connection with the wind-down of store operations. The inventory write-down was for the adjustment of the carrying value of store merchandise to the expected net realizable value during the sale. The reserves established during fiscal 1998 were fully utilized during fiscal 1999.

     In fiscal 1999, the Company recognized special charges of $5,022. In the second quarter, the Company recorded $1,100 related to the resignation of its former Chairman and costs related to the Company's review of strategic alternatives. These costs include legal and professional fees and salary continuation costs including related benefits. These costs are included in non-recurring selling, general and administrative expense. In the third quarter, the Company announced the closing of its Cape Girardeau, Missouri manufacturing facility, and recorded a $2,000 charge related to the closing. The $2,000 charge, which was included in non-recurring cost of sales included charges for the write-down of certain inventory and property, plant and equipment to net realizable value. In addition, the charge included severance and related payroll taxes for 186 employees at the facility plus certain other personnel who supported the operation, as well as additional pension costs and a post-retirement benefits gain. In the fourth quarter, the Company recorded a special charge of $1,922 for the sale of the Golf division and costs associated with the downsizing of the Corporate headquarters and New York showroom space, severance and other costs. The charge included $646 of non-recurring cost of sales related to the write-down of certain Golf inventory and $1,276 of non-recurring selling, general and administrative costs. The $1,276 includes the write-down of certain Golf related receivables to net realizable value, severance and related benefits for Golf and other corporate personnel, and lease termination and other related costs for the Company's corporate headquarters and its New York showroom space. The accruals for the non-recurring costs are expected to be fully utilized during fiscal 2000.

     The following table summarizes the costs reflected in the 1999 Consolidated Statement of Operations and Comprehensive Earnings and the resulting Consolidated Balance Sheets for the year ended January 1, 2000.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

                                         Initial    Amounts charged   Reserve Balance
                                        Provision     to accrual    at January 1, 2000
                                        ---------     ----------    ------------------
     RESIGNATION/STRATEGIC STUDY
         Legal and professional fees      $    432     $   (178)         $    254
         Employee related expenses             668         (303)              365
                                          --------     --------          --------
                                             1,100         (481)              619
                                          --------     --------          --------

     CAPE GIRARDEAU CLOSING
         Inventory write-offs                  690          (80)              610
         Plant and equipment costs             606         (169)              437
         Employee related expenses             704         (138)              566
                                          --------     --------          --------
                                             2,000         (387)            1,613
                                          --------     --------          --------

     FACILITY DOWNSIZING/GOLF SALE
         Inventory write-offs                  646         (346)              300
         Receivables allowance                 365         --                 365
         Facilities charges                    716         (440)              276
         Employee related expenses             195         --                 195
                                          --------     --------          --------
                                             1,922         (786)            1,136
                                          --------     --------          --------

                Total                     $  5,022     $ (1,654)         $  3,368
                                          ========     ========          ========

(4)  INVENTORIES

         Inventories are as follows:
                                           January 2,   January 1,
                                              1999         2000
                                            --------     --------

         Retail merchandise                 $ 39,375     $ 34,329
         Finished products                    32,621       32,682
         Work-in process                       1,172           82
         Raw materials                         6,687        3,871
                                            --------     --------
                                            $ 79,855     $ 70,964
                                            ========     ========

(5)  DEBT


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

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

     Bank Credit Facility


     In August 1999, the Company refinanced its existing revolving credit facility with a three year, $110,000 Credit Facility (the "Credit Facility") with a new bank. Borrowings under the Credit Facility are subject to borrowing base availability ($102,490 at January 1, 2000). Borrowings outstanding under the credit facility were $88,767 at January 1, 2000, $65,000 of which are classified as long-term. The Credit Facility includes $10,000 of Tranche B Availability ("Tranche B"), which amortizes $2,000 per month (subject to certain limitations) commencing in August 2000 through December 2000. Tranche B amortization does not reduce the total $110,000 availability. The Tranche B interest rate is 11.5%. Interest on the remaining outstanding borrowings (9.4% at January 1, 2000) are based on alternative floating rate structures, at the Company's option, and various covenant ratios.

     The Credit Facility is secured by substantially all domestic accounts receivable, inventory and property, plant and equipment as well as the capital stock of certain foreign subsidiaries. The Credit Facility requires a minimum EBITDA (earnings before interest expense, income taxes, depreciation and amortization and other non-cash items) to interest expense, commencing with the quarter ended January 1, 2000. The Credit Facility provides various other restrictions including limitations on the incurrence of additional indebtedness and the payment of dividends. The Company was in compliance with the covenants at January 1, 2000.

     The Credit Facility includes an unused line fee of 0.375% per annum. Letters of credit are permitted by the Credit Facility but reduce the amount of availability. Letters of credit of $7,183 were outstanding at January 1, 2000.

     In connection with the refinancing, the Company recorded an extraordinary charge of $750 (net of tax benefits of $418) related to the write-off of deferred financing fees associated with the old credit facility.


     Other Debt

     The Company's Australian subsidiary utilizes a credit facility for working capital borrowings and issuance of letters of credit. This facility is subject to annual review and secured by a debenture mortgage over the company's inventory to a limit of approximately $1,400. There were no borrowings or letters of credit outstanding under this facility at January 2, 1999 and January 1, 2000.

     Subsequent to January 1, 2000, the Company's Australian subsidiary entered into a new five year $6,100 credit facility with an Australian bank. The facility provides for a $3,800 term loan, a $1,000 overdraft facility, a $700 letter of credit facility and certain other facilities. The term loan facility bears interest based on alternative floating rate structures at the Company's option. The initial borrowing under the term loan on January 31, 2000 was $3,152 which was used to pay a dividend to the Company.

(6)  CAPITAL STOCK


     Preferred Stock

     The Company's restated certificate of incorporation includes authorization to issue up to two million shares of no par value, preferred stock. No preferred stock has been issued.

     Common Stock

     The Company's restated certificate of incorporation includes authorization to issue up to 20 million shares of common stock. As of January 2, 1999, 8,453,561 shares of common stock had been issued and were outstanding. As of January 1, 2000, 8,483,561 shares of common stock had been issued and were outstanding.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN
 THOUSANDS, EXCEPT SHARE DATA)

================================================================================

       The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferential rights that may be applicable to any preferred stock (none of which had been issued as of January 1, 2000), holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. However, it is not presently anticipated that dividends will be paid on common stock in the foreseeable future. At January 1, 2000 the Company was prohibited from paying dividends under the terms of its bank credit facility.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Option Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant. Had compensation cost for the company's Option Plan been determined based on the fair value at the grant date for awards in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the resulting reduction in the company's net income and earnings per share for the years ended January 3, 1998, January 2, 1999 and January 1, 2000 would not have been significant.

     At January 1, 2000, options to purchase 440,850 shares of common stock were outstanding and 179,350 options were exercisable. Options to purchase 79,000 shares were granted in 1999. The per share weighted-average fair value of stock options granted during 1999 was $2.38 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.03% , stock volatility rate of 50.0%, expected turnover rate of 3.35% and an expected life of five years.

     At January 2 1999, options to purchase 415,000 shares of common stock were outstanding and 170,250 options were exercisable. Options to purchase 5,000 shares were granted in 1998 and were cancelled prior to January 2, 1999. At January 3, 1998, options to purchase 555,750 shares of common stock were outstanding and 54,900 options were exercisable. The per share weighted-average fair value of stock options granted during fiscal 1997, was $4.80 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of five years.

     The Charles J. Campbell Stock Option Plan

     In 1995, the Company adopted the second stock option plan, the Charles J. Campbell Stock Option Plan (the "Campbell Plan"). The Campbell Plan was adopted as a means to encourage and provide opportunities for ownership of Florsheim common stock by the former Chairman of the Board, Charles J. Campbell. The

GROUP INC. FLORSHEIM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

     Campbell Plan was also approved by the public stockholders during the Company's annual 1996 Stockholder Meeting.

     The Campbell Plan authorized grants of options to purchase up to a total of 250,000 shares of common stock. The Campbell Plan consisted of three separate grants of non-qualified stock options as follows: (i) options to purchase 83,333 shares of common stock with an option price per share of $5.00; (ii) options to purchase 83,333 shares of common stock with an option price per share of $7.50; (iii) option to purchase 83,334 shares of common stock with an option price per share of $10.00. All stock options had ten year terms, vest, and 20% became fully exercisable on the first five anniversaries of the date of grant. Options to purchase 250,000 shares were granted in 1995. No compensation cost was recognized for the Campbell Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant.

     At January 1, 2000, all outstanding and exercisable options under the Campbell Plan were forfeited or canceled pursuant to the resignation of Mr. Campbell in June 1999. At January 2, 1999, options to purchase 250,000 shares of common stock were outstanding and 149,998 options were exercisable. At January 3, 1998, options to purchase 250,000 shares of common stock were outstanding and 100,000 shares were exercisable. No options were granted during fiscal 1997, 1998, or 1999, under the Campbell Plan.


     The Florsheim Group Inc. Consultants Stock Option Plan

     In 1997, the Company adopted its third stock option plan, The Florsheim Group Inc. Consultants Stock Option Plan (the "Consultants Plan") which is intended to encourage and provide opportunities for ownership of Florsheim common stock by those certain outside consultants and advisors (including endorsers of Company products) of the Company. To date, only selected endorsers of the Company products have been granted options. The Consultants Plan authorizes grants of options to purchase an aggregate of 100,000 shares of common stock.

     At January 1, 2000, options to purchase 7,000 shares of common stock were outstanding, and 4,000 shares were exercisable. No options were granted in 1999 under the Consultants Plan. At January 2, 1999, options to purchase 10,000 shares of common stock were outstanding, and 2,000 were exercisable. No options were granted in 1998 under the Consultants Plan. At January 3, 1998, options to purchase 30,000 shares of common stock were outstanding, and none were exercisable. The per share weighted-average fair value of stock options granted during 1997, 30,000 shares, was $4.84 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of five years.

GROUP INC. FLORSHEIM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

       Stock option activity is as follows:
                                               Number of       Weighted-Average
                                                 Shares         Exercise Price
                                              ----------        --------------

       Balance at December 28, 1996              721,000         $    5.49
         Granted                                 245,000              7.93
         Exercised                              (73,650)              3.92
         Forfeited                              (56,600)              4.84
                                              ----------         ---------

       Balance at January 3, 1998                835,750              6.38
         Granted                                   5,000              9.25
         Exercised                              (40,750)              3.31
         Forfeited                             (125,000)              6.60
                                              ----------         ---------

       Balance at January 2, 1999                675,000              6.54
         Granted                                  79,000              4.84
         Exercised                              (30,000)              3.19
         Forfeited                             (283,150)              7.45
                                              ----------         ---------

       Balance January 1, 2000                   440,850         $    5.91
                                              ==========         =========

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

The following tables summarize information about fixed price stock options outstanding and exercisable at January 1, 2000:


       Range            Number              Average            Weighted          Number           Weighted
        of            Outstanding          Remaining            Average        Exercisable         Average
     Exercise             at           Contractual Life        Exercise            at             Exercise
      Prices        January 1, 2000       (in Years)             Price       January 1, 2000        Price
---------------     ---------------    ----------------       ---------      ---------------      ---------
$ 2.98 - $ 4.46         45,000               2.7              $  3.23             45,000         $  3.23
$ 4.46 -   5.95        253,000               6.8                 4.98             95,100            5.19
$ 5.95 -   7.44         43,000               7.9                 6.19              7,500            6.13
$ 7.44 -   8.93         82,850               6.5                 8.24             26,650            8.23
$13.99 -  14.88         17,000               7.6                14.88              5,100           14.88
                       -------                                                   -------
                       440,850                                                   179,350
                       =======                                                   =======



(8)  INCOME TAXES

     Income tax expense (benefit) was comprised of the following:

                                            Fiscal Year Ended
                         ---------------------------------------------------
                             January 3,          January 2,       January 1,
                                1998                1999             2000
                         -------------         -----------       --------
     Current:
       Federal           $        (40)         $      -          $     -
       State and local              23                  47                39
       Foreign                     920                 613               709
                         -------------         -----------       -----------
                                   903                 660               748
     Deferred                    (490)             (1,054)           (4,560)
                         -------------         -----------       -----------
                         $         413         $     (394)       $   (3,812)
                         =============         ===========       ===========

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN
 THOUSANDS, EXCEPT SHARE DATA)

================================================================================

     The following table reconciles the difference between the Federal corporate statutory rate and Florsheim's effective tax rate:

                                                                        Fiscal Year Ended
                                                       -------------------------------------------------
                                                         January 3,        January 2,         January 1,
                                                            1998              1999               2000
                                                       --------------    ------------          --------
       Federal corporate statutory rate                     35.0%               35.0%            35.0%
       State and local income taxes, net of
         Federal tax benefit                                (1.5)               (5.0)            (0.3)
       Foreign taxes, including foreign
         currency translation effects                       21.5                10.5              5.5
       Adjustments for foreign tax credits
         and foreign dividend income                        40.5                13.9             11.1
       Nontaxable foreign income                          (136.0)              (15.0)            (8.8)
       Change in valuation allowance                         -                   -              (10.8)
       Other                                                 0.1                 1.9             (0.4)
                                                       -----------       ------------        ---------
       Effective income tax rate                           (40.4)%              41.3%             31.3%
                                                       ===========       ============        ==========

     The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:


                                                         January 2,          January 1,
                                                            1999                2000
                                                     ----------------      ---------
       Deferred tax assets:
         Fair value adjustment                       $       3,059         $     2,773
         Employee postretirement benefits                    7,025               6,542
         Expense accruals                                    1,850               3,448
         Rent abatement                                        625                 501
         Intangibles                                           480                 521
         Valuation allowances                                  653                 793
         Plant and equipment                                 1,777               1,334
         Inventory costs capitalized                           632                 640
         Net operating loss carryforwards                    3,923               9,994
         Foreign tax credits                                 4,647               6,002
         Barter credits                                        272                 272
         Restructuring accruals                                988                   3
                                                     -------------         -----------
       Total gross deferred tax assets                      25,931              32,823
         Valuation allowance                                  -                (1,306)
                                                     -------------         -----------
             Total deferred tax assets                      25,931              31,517
                                                     -------------         -----------

       Deferred tax liabilities:
         Employee benefit plans                            (8,406)             (9,434)
         Other                                                  46                  48
                                                     -------------         -----------
       Total deferred tax liabilities                      (8,360)             (9,386)
                                                     -------------         -----------

       Net deferred tax assets                       $      17,571         $    22,131
                                                     =============         ===========

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)


--------------------------------------------------------------------------------

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The $1,306 valuation allowance above represents unrealizable Foreign tax credits expiring in fiscal 2000. Management believes sufficient taxable income will be generated from future operations to realize the remaining benefits of the deferred tax assets. At January 1, 2000, the Company had net operating loss carryforwards for federal income tax purposes which expire through 2019, and foreign tax credit carryforwards which expire through 2004.

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

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------

Information for the Company's pension and postretirement benefit plans is shown in the following schedule:

                                              Pension Benefits      Postretirement Benefits
                                           ----------------------    ----------------------
                                             1998         1999         1998         1999
                                           ---------    ---------    ---------    ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year    $  78,154    $  85,262    $  15,507    $  13,235
Service cost                                     946        1,169          117          275
Interest cost                                  5,647        5,361          905          913
Actuarial (gain)/loss                          7,155       (6,666)      (1,553)         391
Benefits paid                                 (6,641)      (6,461)      (1,741)      (1,301)
Effect of curtailment                           --           (357)        --           (740)
                                           ---------    ---------    ---------    ---------
Benefit obligation at end of year          $  85,261    $  78,308    $  13,235    $  12,773
                                           =========    =========    =========    =========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
   of year                                 $ 108,161    $ 117,580    $   3,957    $   3,596
Actual return on plan assets                  15,915       14,428          117          181
Company contributions                            144          136        1,262        1,347
Benefits paid from plan assets                (6,641)      (6,461)      (1,740)      (1,301)
                                           ---------    ---------    ---------    ---------
Fair value of plan assets at end of year   $ 117,579    $ 125,683    $   3,596    $   3,823
                                           =========    =========    =========    =========

Funded status of plan                      $  32,317    $  47,375    $  (9,639)   $  (8,949)
Unrecognized net gain                        (12,783)     (23,602)      (9,560)      (8,992)
Unrecognized prior service cost                4,483        3,182         (873)        (750)
                                           ---------    ---------    ---------    ---------
Prepaid (accrued) benefit cost             $  24,017    $  26,955    $ (20,072)   $ (18,691)
                                           =========    =========    =========    =========

AMOUNTS RECOGNIZED IN THE
   CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                       $  25,222    $  28,266    $    --      $    --
Accrued benefit liability                     (1,206)      (1,311)     (20,072)     (18,691)
Fresh start adjustment                        (9,131)      (8,459)        --           --
                                           ---------    ---------    ---------    ---------
Net amount recognized                      $  14,885    $  18,496    $ (20,272)   $ (18,691)
                                           =========    =========    =========    =========

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

                                               Pension Benefits                       Postretirement Benefits
                                      ------------------------------------   -----------------------------------
                                               Fiscal Year Ended                         Fiscal Year Ended
                                               -----------------                         -----------------
                                      January 3,  January 2,    January 1,   January 3,   January 2,   January 1,
                                         1998        1999         2000         1998         1999         2000
                                      --------    ----------    ----------   ---------    ---------    ---------
Components of Net Periodic Expense
Service cost                          $    887     $    946     $  1,169     $    210     $    117     $    275
Interest cost                            5,617        5,647        5,361        1,105          905          913
Expected return on assets               (8,610)      (9,441)     (10,297)        (300)        (302)        (277)
Amortization of prior service cost         378          378          397         (105)        (105)        (105)
Amortization of actuarial loss              38           30         (241)        (432)        (555)        (404)
Fresh start amortization                  (672)        (672)        (672)        --           --           --
                                      --------     --------     --------     --------     --------     --------
Net cost before plant closure           (2,362)      (3,112)      (4,283)         478           60          402
One time expense (benefit) plant
   closure                                --           --            810         --           --           (757)
                                      --------     --------     --------     --------     --------     --------
Net periodic expense (income)         $ (2,362)    $ (3,112)    $ (3,473)    $    478     $     60     $   (355)
                                      ========     ========     ========     ========     ========     ========


Weighted average assumptions
Discount Rate for Obligations             7.25%        6.75%        7.25%        7.25%        6.75%        7.25%
Discount Rate for Expense                 7.75         7.25         6.75%        7.75         7.25         6.75
Expected Return Rate on Plan Assets       9.00         9.00         9.00         8.00         8.00         8.00
Rate of Compensation Increase             4.00         4.00         4.00         --           --           --
Health Care Cost Trend Rate               --           --           --           9.00         8.00         7.00


     For postretirement benefit plans, Florsheim assumed 7.0% annual rate of increase in the per capita costs of covered health care benefits (the health care cost trend rate) for fiscal 1999, and 6.0% in fiscal 2000 and thereafter. A one percent increase in the health care cost trend rate would result in an increase in Florsheim's accumulated postretirement benefit obligation as of January 1, 2000 by $136 and the interest and services cost by $31. A decrease of 1% would result in decreases of $128 and $28, respectively.

     Florsheim has Supplemental Pension Plans in place with an accumulated obligation in excess of plan assets, which are reflected in the prepaid pension cost above on a net basis. In the Consolidated Balance Sheets they are recorded in Other liabilities. These plans cover certain executives of the Company and employees covered under pre-ERISA regulations. For the years ended January 2, 1999 and January 1, 2000, the Projected Benefit Obligation is $1,362 and $1,523, respectively, and the Accumulated Benefit Obligation is $1,205 and $1,311, respectively. There are no assets in the plan.

     The Company maintains a 401(K) plan that allows employees to contribute a portion of their pre-tax and/or after tax income in accordance with specified guidelines. Florsheim matches a percentage of employee contributions up to certain limits. Florsheim's cost for this plan for fiscal 1997, 1998 and 1999 was $143, $109 and $92, respectively.

(10) LEASE COMMITMENTS

     Substantially all of Florsheim's retail outlets and certain other real properties and equipment are operated under lease agreements expiring at various dates through the year 2016. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

     equipment usage. Certain of the leases provide for renewal for various periods at stipulated rates. Rental expenses under operating leases were as follows:

                                         Fiscal Year Ended
                                   -----------------------------
                                  January 3, January 2, January 1,
                                       1998      1999      2000
                                    -------   -------   -------
Basic rentals                       $16,604   $21,087   $17,782
Contingent rentals                    6,540       191       141
                                    -------   -------   -------
                                     23,144    21,278    17,923
Less:  sublease rentals                --        --          88
                                    -------   -------   -------
                                    $23,144   $21,278    17,835
                                    =======   =======   =======

     Minimum future annual rental commitments under non-cancelable operating leases in each of the five fiscal years 2000 through 2004 are $13,180, $11,321, $10,295, $9,131 and $7,074, respectively, and in aggregate for all lease agreements, $71,946 through the end of the lease terms. At January 1, 2000, Furniture Brands International, Inc. guaranteed future base operating lease payments on behalf of Florsheim of approximately $10,000, exclusive of related operating expenses.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the following long-term debt are based on closing market prices at year end for the Senior Notes and on the outstanding balance for the bank credit facility:

                                             January 2, 1999              January 1, 2000
                                          ----------------------     ---------------------
                                          Carrying     Estimated     Carrying   Estimated
                                          Amount      Fair Value      Amount    Fair Value
                                          ------      ----------      ------    ----------
         12-3/4% Senior Notes due 2002$    18,412     $    19,448   $  18,412    $  17,860
         Bank Credit Facility              58,500          58,500      65,000       65,000

(12) TRANSACTIONS WITH AFFILIATES

     In 1994, a consulting agreement was established with Apollo Advisors, L.P., an affiliate of Florsheim's controlling shareholders. Charges totaled $400 per year for fiscal years 1997, 1998 and 1999.

(13) LITIGATION

     Florsheim is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of Florsheim from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of Florsheim.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

(14) OTHER FINANCIAL DATA

Items included in other assets are as follows:

                                                         January 2, January 1,
                                                              1999      2000
                                                           -------   -------
  Prepaid pension                                          $16,091   $19,807
  Investment in unconsolidated subsidiaries                  4,389     4,980
  Deferred financing costs                                   1,058     1,844
  Other                                                      3,869     3,689
                                                           -------   -------
  Total other assets                                       $25,407   $30,320
                                                           =======   =======

Items included in other accrued expenses are as follows:

                                                         January 2, January 1,
                                                              1999      2000
                                                           -------   -------
  Taxes-general                                            $   295   $   327
  Postretirement benefits other than pensions                  950       950
  Group insurance                                              711       840
  Accrued selling and advertising costs                      1,536     1,757
  Other                                                      3,628     4,921
                                                           -------   -------
  Total other accrued expenses                             $ 7,120   $ 8,795
                                                           =======   =======

(15) BUSINESS SEGMENTS

     Effective for fiscal 1998 reporting the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments, products and services, geographic areas and major customers. The presentation of segments information reflects the manner in which management organizes segments for making operating decisions and assessing performance. Prior year amounts have been restated to conform to SFAS No. 131. Under the provisions of the new standard, Florsheim has three reportable segments: U.S. Wholesale, U.S. Retail and International. U. S. Wholesale distributes footwear to large national retailers, department stores, independent shoe stores and to Company operated specialty and outlet stores. U.S. Wholesale also includes certain corporate expenses and assets which are not charged to other reportable segments. U. S. Retail consists of specialty retail shoe shops and outlet stores. International consists of wholesale and retail operations in Australia, Canada, the Pacific Rim, Europe and export business.

     The Company's reportable segments are organized according to the markets which they serve. The segment disclosures are on a basis consistent with internal management reporting. Sales of product from U.S. Wholesale to U.S. Retail and International include a standard mark-up, which is eliminated in consolidation. The cost of certain corporate functions are charged to the segments, however no allocation of debt or income taxes is made to the individual segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------
Operating segment information is as follows:

                          Fiscal Year Ended               Fiscal Year Ended
                          -----------------               -----------------
                 January 3, January 2,  January 1,  January 3  January 2,  January 1,
                   1998        1999       2000       1998        1999(1)    2000(2)
                   ----        ----       ----       ----        -------    -------
                             Net Sales             Earnings (Loss) from Operations
                  ------------------------------   --------------------------------
U. S. Wholesale   $ 82,413   $ 88,140   $ 96,695   $ 13,676    $ 13,829    $  1,767
U. S. Retail       120,022    112,355    103,141     (4,594)     (8,703)     (6,791)
International       50,621     44,400     45,890      3,139       1,943       4,540
                  --------   --------   --------   --------    --------    --------
                  $253,056   $244,895   $245,726   $ 12,221    $  7,069    $   (484)
                  ========   ========   ========   ========    ========    ========


                   Depreciation and Amortization         Capital Expenditures
                    ---------------------------    ------------------------------
U. S. Wholesale    $ 1,310    $ 1,109    $ 2,179    $ 3,476     $ 7,805   $ 5,803
U. S. Retail         3,359      3,079      3,328      5,851       1,825     1,887
International          756        749        738        595         678       772
                   -------    -------    -------    -------     -------   -------
                   $ 5,425    $ 4,937    $ 6,245    $ 9,922     $10,308   $ 8,462
                   =======    =======    =======    =======     =======   =======

                             Total Assets
                  ------------------------------
U. S. Wholesale   $ 77,111   $105,459   $105,956
U.S. Retail         82,720     71,544     69,112
International       23,815     22,563     22,284
                  --------   --------   --------
                  $183,646   $199,566   $197,352
                  ========   ========   ========


     (1)  Includes charge of $3,261 for retail store closings

     (2) Includes charge of $5,022 for plant closing expenses, cost associated with the disposition of the Golf division, severance, costs associated with the downsizing of corporate headquarters and New York showroom space, cost associated with the resignation of the Company's former Chairman and costs related to the Company's evaluation of strategic alternatives.

Summary geographic information is as follows:

                     Fiscal Year Ended                  Fiscal Year Ended
                     -----------------                  -----------------
                January 3, January 2, January 1 January 3, January 2, January 1,
                  1998      1999         2000       1998      1999       2000
                  ----      ----         ----       ----      ----       ----
                           Net Sales                        Total Assets
                ------------------------------   ------------------------------
United States   $202,435   $200,495   $199,836   $159,831   $177,003   $175,068
Other             50,621     44,400     45,890     23,815     22,563     22,284
                --------   --------   --------   --------   --------   --------
Total           $253,056   $244,895   $245,726   $183,646   $199,566   $197,352
                ========   ========   ========   ========   ========   ========

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 3, 1998, JANUARY 2, 1999 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------
(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  First     Second      Third        Fourth
                                                 Quarter    Quarter    Quarter       Quarter
                                                 -------    -------    -------       -------
   FISCAL YEAR ENDED JANUARY 2, 1999
   Net sales                                     $ 58,670   $ 61,812    $ 60,258    $ 64,155
   Gross profit                                    27,784     28,650      27,472      25,670
   Earnings (loss) from operations                  2,886      3,194       3,237      (2,248)
   Net earnings (loss)                                526        598         563      (2,246)

   Common stock price range (high-low)           $10.75-6.31$11.00-7.88 $9.75-6.00  $ 8.00-4.38
   Common stock price
       at end of quarter                         $   8.75   $   9.00    $   6.50    $   4.75

   Basic earnings (loss) per share:
     Net earnings (loss)                             0.06       0.07        0.07       (0.27)
     Weighted average number of
        common shares outstanding                   8,413      8,413       8,413       8,428

   Diluted earnings (loss) per share:
     Net earnings (loss)                             0.06       0.07        0.07       (0.27)
     Weighted average number of
       common shares outstanding                    8,573      8,588       8,612       8,428

   FISCAL YEAR ENDED JANUARY 1, 2000
   Net sales                                     $ 63,525   $ 62,544    $ 57,455    $ 62,202
   Gross profit                                    30,123     29,747      22,100      24,206
   Earnings (loss) from operations                  3,938      1,525      (3,914)     (2,033)
   Earnings (loss) before extraordinary item          979       (587)     (5,622)     (2,388)
   Extraordinary item                                --         --          (750)       --
   Net earnings (loss)                                979       (587)     (6,372)     (2,388)
   Common stock price
     range (high-low)                            $7.50-4.63 $ 8.00-5.38 $6.00-2.47  $ 3.81-2.19
   Common stock price
     at end of quarter                           $   5.44   $   5.63    $   2.47    $   2.81

   Basic earnings (loss) per share:
     Earnings (loss) before extraordinary item   $   0.12   $  (0.07)   $  (0.66)   $  (0.28)
     Extraordinary item                              --         --         (0.09)       --
     Net earnings (loss)                             0.12      (0.07)      (0.75)      (0.28)
     Weighted average number of
       common shares outstanding                    8,454      8,454       8,454       8,464

   Diluted earnings per share:
     Earnings (loss) before extraordinary item   $   0.11   $  (0.07)   $  (0.66)   $  (0.28)
     Extraordinary item                              --         --         (0.09)       --
     Net earnings (loss)                             0.11      (0.07)      (0.75)      (0.28)
     Weighted average number of
       common shares outstanding                    8,526      8,454       8,454       8,464

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors-Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated herein by reference.

      The names, ages, and positions of the Executive Officers of the Company are:



           Name                Age              Position
    Peter P. Corritori, Jr.    46        Chairman of the Board of Directors and
                                           Chief Executive Officer

    Richard J. Anglin          43        Executive Vice President,
                                           Chief Financial Officer

    L. David Sanguinetti       55        Executive Vice President,
                                           Chief Operating Officer

    Thomas W. Joseph           48        Senior Vice President,
                                           President, International Division


     MR. CORRITORI was elected Chairman of the Board of Directors and Chief Executive Officer of the Company in March 2000. From February 1991 to December 1999, Mr. Corritori was President of Gant USA and President of The Designer Group, operating divisions of Phillips Van Heusen Corporation, a diversified apparel and footwear company. From June 1985 to December 1990, Mr. Corritori served as President of two divisions of Cluett Peabody, an apparel manufacturer.


     MR. ANGLIN was elected Executive Vice President in June 1999 and was previously Chief Financial Officer since December 1997. From August 1996 to November 1997, Mr. Anglin served as Vice President of Store Operations at Service Merchandise where he was responsible for the operations of 400 stores. From 1990 through July 1996, Mr. Anglin was Vice President of Operations and Chief Financial Officer for Mark Shale, a specialty retailer of men and women's clothing. In November 1995, Mark Shale filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code. Mr. Anglin has also held various financial positions with Marshall Fields department stores and was a member of the tax department of Arthur Andersen & Company.


     MR. SANGUINETTI was appointed Executive Vice President, Chief Operating Officer in February 1997 and was previously President, Retail Division from April 1996 through June 1999. From August 1995 through April 1996, Mr. Sanguinetti served as President and Chief Operating Officer for Chernin's Shoes, a retail family shoe company. From August 1994 to July 1995, Mr. Sanguinetti served as President of Crystal Brands Inc., a multi-division apparel company. From May 1987 to July 1994 he was employed by Yonkers Department Store and previously held several senior officer positions at other department stores in multi-store management and merchandising.


     MR. JOSEPH was elected Senior Vice President in June 1999 and was previously President, International Division since January 1996 and served as Vice President-Retail Shops Division (Florsheim Shoe Shops and Florsheim Thayer McNeil stores - 1991 to April 1996). Mr. Joseph was previously Vice President, Marketing of Florsheim Australia Limited (1988-1991) and Vice President, Florsheim Thayer McNeil Stores (1986-1988). Prior to that time, Mr. Joseph also held the positions of General Manager, International Retail Stores (Florsheim Shoe Shops), and Regional Supervisor of Retail Stores and Retail Stores Area Manager.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Election of Directors - Compensation and Organization of Board of Directors," "Executive Compensation," and "Comparative Stock and Performance Graph" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, are incorporated herein by reference.


                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    List of documents filed as part of this report:

       1. Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000.

          Consolidated Statements of Operations and Comprehensive Earnings for the Fiscal Years Ended January 3, 1998, January 2, 1999, and January 1, 2000.

          Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 1998, January 2, 1999, and January 1, 2000.

          Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended January 3, 1998, January 2, 1999, and January 1, 2000.

          Notes to Consolidated Financial Statements.

          Independent Auditors' Report

       2. Financial Statement Schedules:

          Valuation and Qualifying Accounts (Schedule II)

          All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

       3. Exhibits

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

     4.1 Indenture, dated as of November 17, 1994, among the Company, certain of its subsidiaries and First Fidelity Bank, National Association, (now named First Union National Bank), as Trustee, including form of Senior Note (incorporated by reference to Exhibit 4.1 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

     4.2 First Supplemental Indenture, dated as of April 19, 1997, amending and supplementing the Indenture dated as of November 17, 1994, among the Company, certain of its subsidiaries and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 as filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 29, 1997).

     4.3 Amended and Restated Credit Agreement dated August 23, 1999 among the Company and BT Commercial Corporation, as agent, and Lenilus party thereto (incorporated by reference to Exhibit 4.1 as filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999

     4.4 First Amendment to Credit Agreement, dated December 3, 1999, among the Company and BT Commercial Corporation, individually and as agent, and Lenders party thereto.

     10.1 Registration Rights Agreement, dated as of November 17, 1994, between the Company and Apollo Interco Partners, L.P. (incorporated by reference to Exhibit 10.2 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

     10.2 License and Technical Assistance Agreement, dated February 4, 1994, between Florind Shoes Limited and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.3 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

     10.3 License and Technical Assistance Agreement, dated February 4, 1994, between Floram Shoes India, Ltd. and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.4 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

     10.4 Export Sales Agreement, dated February 4, 1994, between Floram Shoes India, Ltd. and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit
          10.5 by filed The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

     10.5 Export Sales Agreement, dated as of February 4, 1994, between Florind Shoes Limited and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit
          10.6 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

     10.6 Renewed Joint Venture Agreement, dated February 4, 1994, among Shri K. Ameenur Rahman, Floram Shoes India, Ltd., Florind Shoes Limited and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.7 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

     10.7 Florsheim Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.10 filed by The Florsheim Shoe Company Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

     10.8 Consulting Agreement, dated as of November 17, 1994, between Apollo Advisors, L.P. and the Company (incorporated by reference to Exhibit
           10.11 by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment No. 3).

     10.9 1994 Stock Option Plan, as amended and restated as of March 15, 1996 (incorporated by reference to Exhibit 10.1, as filed with the Company's Registration Statement on Form S-8 no. 333-06353).

     10.10 Charles J. Campbell Stock Option Plan, as amended and restated as of March 15, 1996 (incorporated by reference to Exhibit 10.2, as filed with the Company's Registration Statement on Form S-8 no. 333-06353).

     10.11 Consultants' Stock Option Plan, as amended and restated as of December 17, 1997 (incorporated by reference to Exhibit 10, as filed with the Company's Registration Statement on Form S-8 no. 333-42495).

     10.12 Lease Agreement dated September 6, 1996 between Teachers Insurance and Annuity Association of America, a New York corporation, (the "Landlord") and The Florsheim Shoe Company (incorporated by reference to Exhibit 10.1 as filed with the Company's Quarterly Report on form 10-Q, for the Quarterly Period ended September 28,
           1996).

     10.13 Settlement and Release Agreement, dated June 22, 1999, between Charles J. Campbell and the Company.

     10.14 Employment Security Agreement, dated December 13, 1999, by and between the Company and Richard Anglin.

     10.15 Employment Security Agreement, dated December 13, 1999, by and between the Company and Thomas W. Joseph

     10.16 Employment Security Agreement, dated December 13, 1999, by and between the Company and Dave Sanguinetti.

     10.17 Employment Agreement, dated March 23, 2000, by and between the Company and Peter Corritori.


     21    Subsidiaries of the Company.

     23    Consent of KPMG LLP.

     27    Financial Data Schedule

(b)  Reports on Form 8-K.

      A Form 8-K was not required to be filed during the last quarter of the fiscal year ended January 1, 2000.


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

FLORSHEIM GROUP INC.                                                SCHEDULE II
                                                                    -----------
VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                  CHARGED
                                      BALANCE AT  TO COSTS  CHARGED         OTHER       BALANCE AT
FISCAL                                 BEGINNING     AND    TO OTHER       CHARGES        YEAR
 YEAR         DESCRIPTION               OF YEAR   EXPENSES  ACCOUNT    ADD (DEDUCT) (1)    END
 ----         -----------               -------   --------  -------    ----------------    ---

1997   Allowance for doubtful accounts    1,705    1,734      --          (2,355)           1,084

1989   Allowance for doubtful accounts
       and cash discounts                 1,084    1,288      --          (1,165)           1,207

1999   Allowance for doubtful accounts
       and cash discounts                 1,207    3,837      --          (3,569)           1,475



(1) Includes write offs for bad debts and cash discounts allowed

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Florsheim Group Inc.:

We have audited the consolidated balance sheets of Florsheim Group Inc. and subsidiaries (the Company) as of January 2, 1999 and January 1, 2000 and the consolidated statements of operations and comprehensive earnings, cash flows, and shareholders' equity for the years ended January 3, 1998, January 2, 1999, and January 1, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of management of Florsheim Group Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florsheim Group Inc. and subsidiaries as of January 2, 1999 and January 1, 2000 and the results of their operations and their cash flows for the years ended January 3, 1998, January 2, 1999, and January 1, 2000 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG LLP
Chicago, Illinois
March 21, 2000

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

                               FLORSHEIM GROUP INC.
                               --------------------
                               (Registrant)

                               /s/ Richard J. Anglin
                               ---------------------------------------
                               Richard J. Anglin
                               Executive Vice President, Chief Financial Officer

Date:  March 30, 2000

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


                    Signature                Title
                    ---------                -----

/s/  Peter P. Corritori                      Chairman of the Board of Directors
----------------------------------------     and Chief Executive Officer
Peter P. Corritori, Jr.

/s/  Adam M. Aron                            Director
----------------------------------------
Adam M. Aron

                                             Director
----------------------------------------
Bernard Attal

/s/  Robert H. Falk                          Director
----------------------------------------
Robert H. Falk

/s/  Michael S. Gross                        Director
----------------------------------------
Michael S. Gross

/s/  John J. Hannan                          Director
----------------------------------------
John J. Hannan

/s/  Joshua J. Harris                        Director
----------------------------------------
Joshua J. Harris

/s/  John H. Kissick                         Director
----------------------------------------
John H. Kissick

/s/  Ronald J. Mueller                       Director
----------------------------------------
Ronald J. Mueller

/s/  Michael D. Weiner                       Director
----------------------------------------
Michael D. Weiner

/s/  Richard J. Anglin                       Executive Vice President,
----------------------------------------     Chief Financial Officer
Richard J. Anglin                            (Principal Financial Officer)

/s/  F. Terrence Blanchard                   Vice President, Controller
----------------------------------------     (Principal Accounting Officer)
(F. Terrence Blanchard)