Form 10-Q
period 2000-04-01
FLORSHEIM GROUP INC
filed 2000-05-16
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                   -------------------------------------------
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       _______________________ TO _______________________

                         Commission file number 1-13474
                              FLORSHEIM GROUP INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                            36-3520923
             --------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

200 North LaSalle Street, Chicago, Illinois                       60601-1014
-------------------------------------------                       ----------
(Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code (312) 458-2500
                                                            -------------

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

                       8,483,651 Shares as of May 1, 2000


================================================================================

                          PART I FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


           Condensed Consolidated Balance Sheet:

                January 1, 2000 and April 1, 2000


           Condensed Consolidated Statement of Operations and Comprehensive
           Earnings:

                Three Months Ended April 3, 1999 and April 1, 2000


           Condensed Consolidated Statement of Cash Flows:

                Three Months Ended April 3, 1999 and April 1, 2000

           Notes to Condensed Consolidated Financial Statements



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                              FLORSHEIM GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)


                                                    January 1,     April 1,
                                                      2000           2000
                                                    ---------    -----------
                        ASSETS

Current assets:
     Cash and cash equivalents ..................   $   5,675    $   5,444
     Accounts receivable, net ...................      30,163       36,126
     Inventories ................................      70,964       66,893
     Other current assets .......................      11,082       11,319
                                                    ---------    ---------
       Total current assets .....................     117,884      119,782

Property, plant and equipment, net ..............      32,525       30,303
Deferred tax assets, net ........................      16,623       18,015
Other assets ....................................      30,320       30,826
                                                    ---------    ---------

     Total assets ...............................   $ 197,352    $ 198,926
                                                    =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ..........   $  23,767    $  16,500
     Accounts payable and accrued expenses ......      24,842       23,895
                                                    ---------    ---------
       Total current liabilities ................      48,609       40,395

Bank credit facility ............................      65,000       74,753
Other long-term debt ............................      18,412       21,265
Other long-term liabilities .....................      20,683       20,654
                                                    ---------    ---------
       Total liabilities ........................     152,704      157,067

Shareholders' equity:
     Common stock ...............................       8,484        8,484
     Paid in capital ............................      50,644       50,644
     Accumulated comprehensive loss-
       Translation adjustment ...................      (2,760)      (3,072)
     Accumulated deficit ........................     (11,720)     (14,197)
                                                    ---------    ---------
         Total shareholders' equity .............      44,648       41,859
                                                    ---------    ---------

       Total liabilities and shareholders' equity   $ 197,352    $ 198,926
                                                    =========    =========



See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)


                                               Three months      Three months
                                                  ended             ended
                                               April 3, 1999     April 1, 2000
                                               -------------     -------------

Net sales                                      $ 63,525             $ 56,221
Cost of sales                                    33,402               32,210
                                               --------             --------

Gross profit                                     30,123               24,011
Selling, general and administrative expenses     26,200               24,470
Non-recurring expenses                             --                   (923)
                                               --------             --------

Earnings (loss) from operations                   3,923               (1,382)
Interest expense, net                             2,397                3,024
Other income, net                                  --                    571
                                               --------             --------

Earnings (loss) before income taxes               1,526               (3,835)
Income tax expense (benefit)                        547               (1,358)
                                               --------             --------

Net earnings (loss)                                 979               (2,477)

Other comprehensive loss -
     Foreign currency translation adjustment       (138)                (312)
                                               --------             --------

Comprehensive earnings (loss)                  $    841             $ (2,789)
                                               ========             ========

Earnings (loss) per share:
     Basic                                     $   0.12             $  (0.29)
                                               ========             ========

     Diluted                                   $   0.11             $  (0.29)
                                               ========             ========


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Three months   Three months
                                                          ended          ended
                                                         April 3,       April 1,
                                                           1999            2000
                                                       -----------    ------------
Cash flows from operating activities:
   Net earnings (loss)                                 $   979           $(2,477)
   Adjustments to reconcile net earnings (loss) to
     net cash used in operating activities:
       Gain on disposal of assets                          (10)             (619)
       Depreciation and amortization                     1,518             1,819
       Deferred taxes                                      491            (1,370)
       Noncash interest expense                            108               274
       Increase in receivables                          (2,596)           (5,253)
       Decrease (increase) in inventories                 (725)            4,071
       Increase in prepaid expenses and other assets    (1,598)           (1,439)
       Decrease in accounts payable and
         other accrued expenses                         (2,857)             (947)
       Decrease in other long-term liabilities             (28)              (29)
                                                       -------           -------

Net cash used in operating activities                   (4,662)           (5,970)
                                                       -------           -------

Cash flows from investing activities:
   Proceeds from the disposal of assets                     10               691
   Additions to property, plant and equipment           (1,594)             (291)
                                                       -------           -------

Net cash provided by (used in) investing activities     (1,584)              400
                                                       -------           -------

Cash flows from financing activities:
   Net borrowing under revolving credit facility         6,000             2,183
   Increase in other long-term debt                       --               3,156
                                                       -------           -------

Net cash provided by financing activities                6,000             5,339
                                                       -------           -------

Net decrease in cash and cash equivalents                 (246)             (231)
Cash and cash equivalent at beginning of period          6,931             5,675
                                                       -------           -------

Cash and cash equivalents at end of period             $ 6,685           $ 5,444
                                                       =======           =======

Supplemental disclosure:
   Cash payments for income taxes, net                 $ 1,221           $   381
   Cash payments for interest                          $ 2,756           $ 2,807


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2000
                                   (Unaudited)
                             (Dollars in thousands)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Florsheim Group Inc. ("Florsheim" or the "Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000.

         The balance sheet at January 1, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000.

(2)      INVENTORIES
         Inventories are summarized as follows:


                                      January 1,    April 1,
                                       2000           2000
                                      ---------     --------

                 Retail merchandise   $34,329       $36,155
                 Finished products     32,682        28,256
                 Raw materials          3,953         2,482
                                      -------       -------
                                      $70,964       $66,893
                                      =======       =======

(3)      LONG TERM DEBT

         In May 2000, the Company amended its bank credit facility, resulting in a waiver of the financial covenant related to the EBITDA to interest expense ratio for the quarter ended April 1, 2000. In addition, the amendment reset this covenant and established new financial covenants commencing with the quarter ending July 1, 2000. The new covenants

                             FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2000
                                   (Unaudited)
                             (Dollars in thousands)


         include additional requirements related to levels of senior debt to EBITDA and total debt to EBITDA.

(4)      NON-RECURRING EXPENSES

         The Company recorded a $923 pretax charge in the quarter ended April 1, 2000. The charge consisted of $627 for costs associated with the downsizing of the Company's corporate headquarters space, including the write-off of certain leasehold improvements, lease termination costs and move expenses. Of these costs, $310 were non-cash. The charge also included severance costs for approximately 20 people located primarily at the Company's corporate headquarters.

         The following table summarizes the costs reflected in the Condensed Consolidated Financial States as of and for the quarter ended April 1, 2000:


                                                   Accrued                           Amounts        Accrued
                                                  Balance at        Additional       Charged       Balance at
                                                January 1, 2000     Provision       to Accrued    April 1, 2000
                                                ---------------     ----------      ----------    -------------
         Resignation/Strategic Study
           Legal and professional fees          $     254            $     --       $       0     $       254
           Employee related expenses                  365                  --            (160)            205
                                                ---------            --------       ---------     -----------
                                                      619                  --            (160)            459
                                                ---------            --------       ---------     -----------

         Cape Girardeau Closing
           Inventory write-offs                       610                  --             (85)            525
           Plant and equipment costs                  437                  --             (77)            360
           Employee related expenses                  566                  --            (441)            125
                                                ---------            --------       ---------     -----------
                                                    1,613                  --            (603)          1,010
                                                ---------            --------       ---------     -----------

         Facility Downsizing/Golf Sale
           Inventory write-offs                       300                  --              --             300
           Receivables allowance                      365                  --              --             365
           Facilities charges                         276                 627            (356)            547
           Employee related expenses                  195                 296            (161)            330
                                                ---------            --------       ---------      ----------
                                                    1,136                 923            (517)          1,542
                                                ---------            --------       ---------      ----------

                  Total                         $   3,368            $    923       $  (1,280)     $    3,011
                                                =========            ========       =========      ==========

                             FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2000
                                   (Unaudited)
                             (Dollars in thousands)


(5)      OTHER INCOME

         During the first quarter of 2000 the Company recorded a $587 pretax gain related to the sale of the Cape Girardeau, Missouri facility. The gain is included in other income.

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

         The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share (in 000's):


                                                     Fiscal Quarter Ended
                                                   ------------------------

                                                    April 3,       April 1,
                                                     1999            2000
                                                    -------        --------
         Weighted average shares
           outstanding - basic                       8,454           8,484
         Assumed exercise of stock options              72            --
                                                     -----           -----
         Weighted average shares
           outstanding - diluted                     8,526           8,484
                                                     =====           =====

                             FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2000
                                   (Unaudited)
                             (Dollars in thousands)


(7)      BUSINESS SEGMENT INFORMATION

         Operating segment information is as follows:


                                          Fiscal Quarter Ended
                                         ----------------------
                                          April 3,    April 1,
                                            1999        2000
                                         ---------    ---------

Net Sales
  U.S. Wholesale                         $  26,607    $  24,674
  U.S. Retail                               25,012       21,405
  International                             11,906       10,142
                                         ---------    ---------
                                         $  63,525    $  56,221
                                         =========    =========

Earnings (Loss) from Operations
  U.S. Wholesale                         $   3,328    $   1,273
  U.S. Retail                                 (655)      (3,412)
  International                              1,250          757
                                         ---------    ---------
                                         $   3,923    $  (1,382)
                                         =========    =========


                                         January 1,    April 1,
                                            2000         2000
                                         ---------    ---------

Total Assets
  U.S. Wholesale                         $ 105,956    $ 104,564
  U.S. Retail                               69,112       71,944
  International                             22,284       22,418
                                         ---------    ---------
                                         $ 197,352    $ 198,926
                                         =========    =========


U.S. Wholesale includes certain corporate expenses and assets which are not charged to other reportable segments. The April 1, 2000 period included $923 of non-recurring expenses, which are included in U.S. Wholesale, related to downsizing of the Company's corporate headquarters space and severance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended April 1, 2000 Compared to the Three Months ended April 3,
1999

Net sales for the three months ended April 1, 2000 were $56.2 million, down $7.3 million, or 11.5%, as compared to the three months ended April 3, 1999. Net sales were negatively impacted by inventory problems related to the implementation of the Company's new wholesale computer software system in 1999. The system problems resulted in reduced shipments to wholesale customers as well as to the Company's U.S. Retail business as the Company was unable satisfy customer orders. U.S. Wholesale sales were $24.7 million in 2000 compared to $26.6 million in 1999 as result of the inventory problems. U.S. Retail net sales decreased $3.6 million, or 14.4% to $21.4 million, primarily as a result of planned store closings in 1999 and inventory shortages during the first two months of the quarter. The inventory position improved in March, resulting in improved sales, but the improvement was not sufficient to offset the shortfall in the first two months of the quarter. U.S. Specialty Stores same store sales decreased 1.4% over the comparable 1999 period. International sales decreased $1.8 million to $10.1 million, due largely to the lack of inventory.

Gross profit margin for the first quarter 2000 was $24.0 million or 42.7% of net sales, as compared to 47.4% of net sales for the first quarter 1999. Gross profit margin was negatively impacted by the lower sales volume in each of the businesses and the sale of close out products.

Selling, general and administrative expenses for the first quarter 2000 were $24.5 million, a decrease of $1.7 million from the first quarter 1999. Selling, general and administrative expenses for the first quarter 2000 were 43.5% of net sales, an increase from 41.2% of net sales for the first quarter of 1999. The decrease in expense was the result of cost reduction programs initiated in the fourth quarter of 1999, and to a lesser extent, the reduced sales volume.

Non-recurring expenses of $0.9 million were recorded in the first quarter of 2000. The charge included $0.6 million related to the downsizing of the Company's corporate headquarters space. Approximately $0.3 million of these costs were non-cash. The remaining portion of the non-recurring expense of $0.3 million related to severance and associated benefit costs.

Interest expense for the first quarter 2000 was $3.0 million as compared to the first quarter 1999 amount of $2.4 million. This increase is due to increased borrowings during the first quarter 2000 as compared to the first quarter 1999 and an increase in the weighted average interest rate under the Company's new credit facility.

Other income for the first quarter includes a $587 gain on the sale of the Company's Cape Girardeau, Missouri, manufacturing facility which was closed in December 1999. The sale of the facility was completed in January 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONT'D)

Income tax benefit for the first quarter of 2000 was $1.4 million, compared to income tax expense of $0.5 million in the 1999 period. The effective tax rate for 2000 was 35.4% compared to 35.8% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital at April 1, 2000 was $79.4 million, as compared to $69.3 million at January 1, 2000. The increase in working capital reflects an increase in accounts receivable and the reclassification of certain debt to long term, partially offset by reduced inventory levels.

In May 2000, the Company amended its bank credit facility, resulting in a waiver of the financial covenant related to the EBITDA to interest expense ratio for the quarter ended April 1, 2000. In addition, the amendment reset this covenant and established new financial covenants commencing with the quarter ending July 1, 2000. The new covenants include additional requirements related to levels of senior debt to EBITDA and total debt to EBITDA.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the Company's market risk during the three month period ended April 1, 2000. For additional information, refer to
Item 7A in the Company's Annual Report on form 10-K for the year ended January 1, 2000.

                            PART II OTHER INFORMATION


Item 4. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

                Exhibit
                Number     Description
                -------    -----------

                  4.1 Second Amendment, dated as of May 15, 2000 to the Credit Agreement dated August 23, 1999 among the Company and BT Commercial Corporation, as Agent, and Lenders party thereto.

                 27        Financial Data Schedule

(b) Form 8-K was not required to be filed during the quarter ended April 1, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FLORSHEIM GROUP INC.
                                                        (Registrant)




                                                 By   /s/ Richard Anglin
                                                      Richard J. Anglin
                                                      Executive Vice-President,
                                                      Chief Financial Officer




         Date:  May 16, 2000

                                 EXHIBIT INDEX

                Exhibit
                Number     Description
                ------     -----------

                  4.1 Second Amendment, dated as of May 15, 2000 to the Credit Agreement dated August 23, 1999 among the Company and BT Commercial Corporation, as Agent, and Lenders party thereto.

                 27        Financial Data Schedule