Form 10-Q
period 2000-07-01
FLORSHEIM GROUP INC
filed 2000-08-15
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
          -------------------------------------------------------------
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       _______________________ TO _______________________

                         Commission file number 1-13474
                              FLORSHEIM GROUP INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                        36-3520923
              --------                                        ----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

200 North LaSalle Street, Chicago, Illinois                       60601-1014
--------------------------------------------                      ----------
  (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (312) 458-2500
                                                            -------------

                                 Not Applicable
               ---------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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


Number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2000.

                8,483,651 Shares Common Stock, without par value


================================================================================

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


           Condensed Consolidated Balance Sheet:

                January 1, 2000 and July 1, 2000


           Condensed Consolidated Statement of Operations and Comprehensive
           Earnings:

                Three Months Ended July 3, 1999 and July 1, 2000

                Six Months Ended July 3, 1999 and July 1, 2000


           Condensed Consolidated Statement of Cash Flows:

                Six Months Ended July 3, 1999 and July 1, 2000

           Notes to Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                              FLORSHEIM GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                    January 1,    July 1,
                                                       2000         2000
                                                    ----------   ---------
                        ASSETS                                   (Unaudited)
Current assets:
     Cash and cash equivalents                      $   5,675    $   4,119
     Accounts receivable, net                          30,163       27,446
     Inventories                                       70,964       68,765
     Other current assets                              11,082       11,470
                                                    ---------    ---------
       Total current assets                           117,884      111,800

Property, plant and equipment, net                     32,525       30,962
Deferred income taxes                                  16,623       19,643
Other assets                                           30,320       32,413
                                                    ---------    ---------

     Total assets                                   $ 197,352    $ 194,818
                                                    =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt              $  23,767    $  16,500
     Accounts payable and accrued expenses             24,842       26,091
                                                    ---------    ---------
       Total current liabilities                       48,609       42,591

Bank credit facility                                   65,000       73,748
Other long-term debt                                   18,412       18,412
Other long-term liabilities                            20,683       20,655
                                                    ---------    ---------
       Total liabilities                              152,704      155,406

Shareholders' equity:
     Common stock                                       8,484        8,484
     Paid in capital                                   50,644       50,644
     Accumulated comprehensive loss-
       Cumulative translation adjustment               (2,760)      (3,132)
     Accumulated deficit                              (11,720)     (16,584)
                                                    ---------    ---------
         Total shareholders' equity                    44,648       39,412
                                                    ---------    ---------

       Total liabilities and shareholders' equity   $ 197,352    $ 194,818
                                                    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)


                                             Three months      Three months
                                                ended             ended
                                             July 3, 1999      July 1, 2000
                                             ------------      ------------
Net sales                                      $ 62,544           $ 51,560
Cost of sales                                    32,797             27,145
                                               --------           --------

Gross profit                                     29,747             24,415
Selling, general and administrative expenses     27,099             23,427
Non-recurring expenses                            1,100              1,976
                                               --------           --------

Earnings (loss) from operations                   1,548               (988)
Interest expense, net                             2,430              3,166
Other (income) expense, net                          23               (436)
                                               --------           --------

Loss before income taxes                           (905)            (3,718)
Income tax benefit                                 (318)            (1,331)
                                               --------           --------

Net loss                                           (587)            (2,387)

Other comprehensive earnings (loss) -
     Foreign currency translation adjustment        181                (60)
                                               --------           --------

Comprehensive loss                             $   (406)          $ (2,447)
                                               ========           ========

Loss per share:
     Basic                                     $  (0.07)          $  (0.28)
                                               ========           ========

     Diluted                                   $  (0.07)          $  (0.28)
                                               ========           ========



     See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)


                                               Six months      Six months
                                                 ended           ended
                                              July 3, 1999    July 1, 2000
                                              ------------    ------------
Net sales                                      $ 126,069         $ 107,781
Cost of sales                                     66,199            59,355
                                               ---------         ---------

Gross profit                                      59,870            48,426
Selling, general and administrative expenses      53,273            47,897
Non-recurring expenses                             1,100             2,899
                                               ---------         ---------

Earnings (loss) from operations                    5,497            (2,370)
Interest expense, net                              4,827             6,190
Other (income) expense, net                           49            (1,007)
                                               ---------         ---------

Earnings (loss) before income taxes                  621            (7,553)
Income tax expense (benefit)                         229            (2,689)
                                               ---------         ---------

Net earnings (loss)                                  392            (4,864)

Other comprehensive earnings (loss)-
     Foreign currency translation adjustment          43              (372)
                                               ---------         ---------

Comprehensive earnings (loss)                  $     435         $  (5,236)
                                               =========         =========

Earnings (loss) per share:
     Basic                                     $    0.05         $   (0.57)
                                               =========         =========

     Diluted                                   $    0.05         $   (0.57)
                                               =========         =========


     See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                   Six months  Six months
                                                                     ended       ended
                                                                     July 3,    July 1,
                                                                      1999        2000
                                                                   ---------  -----------
Cash flows from operating activities:
   Net earnings (loss)                                             $   392    $(4,864)
   Adjustments to reconcile net earnings (loss) to
    net cash used in operating activities:
       Gain on disposal of assets                                     (380)      (619)
       Depreciation and amortization                                 3,153      3,596
       Deferred income taxes                                           (35)    (2,708)
       Noncash interest expense                                        216        548
       (Increase) decrease in receivables                           (3,239)     3,427
       (Increase) decrease in inventories                             (469)     2,199
       Increase in prepaid expenses and other assets                (1,863)    (3,651)
       Decrease in accounts payable and
        other accrued expenses                                      (1,414)    (1,151)
       Decrease in other long-term liabilities                         (67)       (28)
                                                                   -------    -------

Net cash used in operating activities                               (3,706)    (3,251)
                                                                   -------    -------

Cash flows from investing activities:
   Proceeds from the disposal of assets                                380        691
   Additions to property, plant and equipment                       (2,807)      (477)
                                                                   -------    -------

Net cash (used in) provided by investing activities                 (2,427)       214
                                                                   -------    -------

Cash flows from financing activities:

   Net borrowing under (reduction of ) revolving credit facility     7,000     (1,623)
   Increase in other long-term debt                                   --        3,104
                                                                   -------    -------

Net cash provided by financing activities                            7,000      1,481
                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                   867     (1,556)
Cash and cash equivalents at beginning of period                     6,931      5,675
                                                                   -------    -------

Cash and cash equivalents at end of period                         $ 7,798    $ 4,119
                                                                   =======    =======

Supplemental disclosure:
   Cash payments for income taxes, net                             $   347    $   541
   Cash payments for interest                                      $ 4,537    $ 5,616



     See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2000
                                   (Unaudited)
                             (Dollars in thousands)


(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Florsheim Group Inc. ("Florsheim" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, except as otherwise disclosed, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000.

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

(2) INVENTORIES

    Inventories are summarized as follows:

                                              January 3,            July 1,
                                                2000                  2000
                                             -------------        -------------

              Retail merchandise             $      34,329        $      34,883
              Finished products                     32,682               32,880
              Raw materials                          3,953                1,002
                                             -------------        -------------
                                             $      70,964        $      68,765
                                             =============        =============


(3) LONG TERM DEBT

    In May 2000, the Company amended its bank credit facility, resulting in a waiver of the financial covenant related to the EBITDA to interest expense ratio for the quarter ended April 1, 2000. In addition, the amendment reset this covenant and established new financial covenants commencing with the quarter ending July 1, 2000. The new covenants include additional requirements related to the ratios of senior debt to EBITDA and total

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2000
                                   (Unaudited)
                             (Dollars in thousands)

    debt to EBITDA. The Company was in compliance with these financial covenants at July 1, 2000.

(4) NON-RECURRING EXPENSES

    The Company recorded a $1,976 pretax charge in the quarter ended July 1, 2000. The charge consisted of severance costs for approximately 18 people, located primarily at the Company's corporate headquarters and a provision of $700 for customer deductions taken against prior periods accounts receivable. In addition, the Company recorded a $923 pretax charge in the quarter ended April 1, 2000. The charge included $627 for costs associated with the downsizing of the Company's corporate headquarters space, including the write-off of certain leasehold improvements, lease termination costs and moving expenses. Of these costs, $310 were non-cash. The charge also included $296 for severance costs for approximately 20 people located primarily at the Company's corporate headquarters.

    The following table summarizes the costs reflected in the Condensed Consolidated Financial Statements as of and for the six months ended July 1, 2000:


                                     Accrual                           Amounts         Accrual
                                   Balance at         Additional       Charged        Balance at
                                 January 1, 2000      Provision       to Accrual     July 1, 2000
                                 ---------------      ----------      ----------     ------------
Resignation/Strategic Study
  Legal and professional fees       $   254               $  --         $   (87)             167
  Employee related expenses             365                  --            (224)             141
                                    -------               -------       -------          -------
                                        619                  --            (311)             308
                                    -------               -------       -------          -------

Cape Girardeau Closing
  Inventory write-offs                  610                   155          (460)             305
  Plant and equipment costs             437                  (250)         (107)              80
  Employee related expenses             566                    95          (572)              89
                                    -------               -------       -------          -------
                                      1,613                  --          (1,139)             474
                                    -------               -------       -------          -------

Facility Downsizing/Other
  Inventory write-offs                  300                  --            (149)             151
  Receivables allowance                 365                   700           (78)             987
  Facilities charges                    276                   627          (752)             151
  Employee related expenses             195                 1,572          (384)           1,383
                                    -------               -------       -------          -------
                                      1,136                 2,899        (1,363)           2,672
                                    -------               -------       -------          -------

         Total                      $ 3,368               $ 2,899       $(2,813)         $ 3,454
                                    =======               =======       =======          =======

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2000
                                   (Unaudited)
                             (Dollars in thousands)

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

    The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share (in 000's):


                                    Three Months Ended      Six Months Ended
                                    ------------------    --------------------
                                     July 3,   July 1,      July 3,   July 1,
                                      1999      2000        1999       2000
                                    -------    -------    --------   ---------
Weighted average shares
  outstanding - basic                8,454      8,484      8,454       8,484
Assumed exercise of stock options     --         --           59        --
                                     -----      -----      -----       -----
Weighted average shares
  outstanding - diluted              8,454      8,484      8,513       8,484
                                     =====      =====      =====       =====

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2000
                                   (Unaudited)
                             (Dollars in thousands)

(6) BUSINESS SEGMENT INFORMATION

    Operating segment information is as follows:


                                    Three Months Ended         Six Months Ended
                                  -----------------------   ----------------------
                                   July 3,       July 1,     July 3,       July 1,
                                    1999          2000        1999          2000
                                  ---------    ----------   ---------    ----------
Net Sales
  U.S. Wholesale                  $  25,263    $  19,015    $  51,870    $  43,689
  U.S. Retail                        25,971       22,329       50,983       43,734
  International                      11,310       10,216       23,216       20,358
                                  ---------    ---------    ---------    ---------
                                  $  62,544    $  51,560    $ 126,069    $ 107,781
                                  =========    =========    =========    =========

Earnings (Loss) from Operations
  U.S. Wholesale                  $   2,067       (1,161)       5,908          112
  U.S. Retail                        (1,136)      (1,500)      (1,791)      (4,912)
  International                         617        1,673        1,380        2,430
                                  ---------    ---------    ---------    ---------
                                  $   1,548    $    (988)   $   5,497    $  (2,370)
                                  =========    =========    =========    =========


                                  January 1,           July 1,
                                     2000               2000
                                 ------------         ---------
         Total Assets
         U.S. Wholesale           $ 105,956         $ 108,234
         U.S. Retail                 69,112            64,221
         International               22,284            22,363
                                  ---------         ---------
                                  $ 197,352         $ 194,818
                                  =========         =========

U.S. Wholesale includes certain corporate expenses and assets which are not charged to other reportable segments. The U. S. Wholesale segment includes $2,899 of non-recurring expenses in the six months ended July 1, 2000, of which $1,976 were recorded in the second quarter and $923 in the first quarter. The expenses relate to severance, downsizing and a provision for customer deductions taken against prior periods accounts receivable. Comparatively, the periods ended July 3, 1999 include $1,100 of non-recurring expenses recorded in the second quarter of 1999 related to the resignation of former CEO and the evaluation of strategic alternatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THE THREE MONTHS ENDED JULY 3, 1999

Net sales for the three months ended July 1, 2000 were $51.6 million, down $11.0 million, or 17.6%, as compared to the three months ended July 3, 1999. U.S. Wholesale sales were $19.0 million in 2000 compared to $25.3 million in 1999, with all channels of distribution showing declines. Orders were down approximately $13.7 million or 43% in the second quarter of 2000 compared to the 1999 period, reflecting the weakness in the footwear retail market. Net sales of U.S. Wholesale's Golf products were $2.2 million below the second quarter of 1999 due to uncertainty in the market place regarding the potential sale of the business. U.S. Retail net sales decreased $3.6 million, or 14.0% to $22.3 million, primarily as a result of store closings in the second half of 1999, but also due to weakness in the retail market for footwear. U.S. Specialty Stores same store sales decreased 1.7% versus the comparable 1999 period. International sales decreased $1.1 million to $10.2 million, due primarily to lower sales in Canada, and the impact of currency rates in Australia.

Gross profit for the second quarter 2000 was $24.4 million or 47.4% of net sales, as compared to 47.6% of net sales for the second quarter 1999. Gross profit margin was negatively impacted by the lower sales volume in each of the businesses and the sale of close out products, partially offset by higher earnings by the Company's India joint venture.

Selling, general and administrative expenses for the second quarter 2000 were $23.4 million, a decrease of $3.7 million from the second quarter 1999. Selling, general and administrative expenses for the second quarter 2000 were 45.4% of net sales, an increase from 43.3% of net sales for the second quarter of 1999. The decrease in expense was the result of cost reduction programs initiated in the fourth quarter of 1999 affecting marketing, personnel and occupancy costs, partially offset by increased depreciation expense and costs associated with the information technology function. The cost reductions were not sufficient to offset the effect of the reduced sales volume.

Non-recurring expenses of $2.0 million were recorded in the second quarter of 2000. The charge consisted of $1.3 million related to severance and related expenses for approximately 18 people at the Company's corporate headquarters and $0.7 million as provision for customer deductions taken against prior periods accounts receivable. The second quarter of 1999 included $1.1 million of non-recurring expenses for costs associated with the resignation of the Company's former Chief Executive Officer and costs related to an evaluation of strategic alternatives by the Company's financial advisor.

Interest expense for the second quarter 2000 was $3.2 million as compared to the second quarter 1999 amount of $2.4 million. This increase is due to increased borrowings during the second quarter 2000 as compared to the second quarter 1999 and an increase in the weighted average interest rate under the Company's new credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income for the three months ended July 1, 2000 includes income of $0.5 million related to a refund of real estate taxes for the period 1991 to 1993.

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JULY 3, 1999

Net sales for the six months ended July 1, 2000 were $107.8 million, down $18.3 million, or 14.5%, as compared to the six months ended July 3, 1999. U.S. Wholesale net sales decreased $8.2 million, or 15.8%. $6.2 million of the decrease occurred in the second quarter, and is attributed to the weakness in orders during the quarter, weakness in the retail footwear market and decline in the Company's Golf product line as a result of uncertainty regarding the potential sale of the business. Results for the first quarter were negatively impacted by inventory problems related to the implementation of the Company's new wholesale computer software system in 1999. The system problems resulted in reduced shipments to wholesale customers as well as the Company's U.S. Retail business during the first two months of 2000, as the Company was unable to satisfy customer orders. The inventory position was much improved by the end of March 2000. U.S. Retail net sales decreased $7.2 million, or 14.2%, as a result of store closings and the inventory problems at U.S. Wholesale. Weakness in the retail footwear market also affected sales in the first six months of 2000, with U.S. Specialty stores reporting a decline in same store sales of 1.5%. International net sales were $23.2 million, down $2.9 million from the 1999 period. All units in International reported lower sales, with the largest decline in Canada, where there was a bankruptcy by a large customer in the second half of 1999.

Gross profit for the six months ended July 1, 2000 was $48.4 million or 45.0% of net sales, as compared to $59.9 million or 47.5% of net sales for the second quarter 1999. The decline was primarily due to the reduced sales volume. In addition to the reduced volume, margin rates were lower in U.S. Wholesale, where sales of the Golf product line declined from the prior year and U.S. Retail, where promotions reduced the margin rate. Gross margin rates also continue to decline as a greater percentage of the Company's revenues shift to U.S. Wholesale versus U.S. Retail, which typically carries higher margins.

Selling, general and administrative expenses for the six months ended July 1, 2000 were $47.9 million, a decrease of $5.4 million, or 10.1%, compared to the 1999 period. Selling, general and administrative expenses for 2000 were 44.4% of net sales, an increase from 42.3% of net sales for 1999. The decrease in expense was the result of cost reduction programs initiated in the fourth quarter of 1999 affecting marketing, personnel and occupancy costs, partially offset by increased depreciation expense and costs associated with the information technology function. The cost reductions were not sufficient to offset the effect of the reduced sales volume resulting in increased cost as a percent to sales.

Non-recurring expenses of $2.9 million were recorded in the six months ended July 1, 2000. The charge included $1.6 million related to severance, $0.6 million related to the downsizing of the Company's corporate headquarters space and $0.7 million as provision for customer deductions taken against prior periods accounts receivable. The 1999 period included $1.1 million of non-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recurring expenses for costs associated with the resignation of the Company's former Chief Executive Officer and costs related to an evaluation of strategic alternatives by the Company's financial advisor.

Interest expense for the six months ended July 1, 2000 was $6.2 million, as compared to $4.8 million in 1999. This increase is due to increased borrowings and an increase in the weighted average interest rate under the Company's current credit facility.

Other income for the six months ended July 1, 2000 includes $0.6 million related to the gain from the sale of the Company's Cape Girardeau, Missouri, manufacturing facility, which was closed in December 1999. The sale of the facility was completed in January 2000. In addition, the company recorded income of $0.5 million related to a refund of real estate taxes for the period 1991 to 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily for working capital to support its operations and its inventory requirements, and cash for interest payments on borrowings under debt facilities. The Company's ability to fund its activities is directly dependent on sales, its ability to effectively manage its inventory and working capital needs and its ability to obtain sufficient external financing. In the three months ended July 1, 2000, the Company continued to reduce its overall corporate administrative expenses.

Working capital at July 1, 2000 was $69.2 million, as compared to $69.3 million at January 1, 2000. Net cash used in operations for the six months ended July 1, 2000 was $3.3 million, as compared to $3.7 million of cash used in operations during the six months ended July 3, 1999. The improvement reflects efforts to reduce levels of inventory and accounts receivable, which was offset by the net loss during six months ended July 1, 2000.

Net cash from investing activities during the six months ended July 1, 2000 was $0.2 million, as compared to $2.4 million of cash used during the six months ended July 3, 1999. Spending related to the Company's information technology initiatives was reduced from the prior year as the significant phases of the SAP implementation have been completed as well as reduced capital spending at U.S. Retail.

Net cash provided by financing activities was $1.5 million for the six months ended July 1, 2000, as compared to $7.0 million for the six months ended July 3, 1999. The $1.5 million consisted of a $1.6 million reduction of net borrowings under the revolving credit facility which was offset by $3.1 million of additional borrowings under the previously announced credit facility entered into by the company's Australian subsidiary in January 2000.

In May 2000, the Company amended its bank credit facility, resulting in a waiver of the financial covenant related to the ratio of EBITDA to interest expense for the quarter ended April 1, 2000. In addition, the amendment reset this covenant and established new financial covenants commencing with the quarter ended July 1, 2000. The new covenants include additional requirements related to the ratios of senior debt to EBITDA and total debt to EBITDA. The Company was in compliance with the financial covenants at July 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNT POLICIES

Statement of Financial Accounting Standards No. 133, "Accounting Instruments and Hedging Activities" ("SFAS No. 133") requires companies to recognize all derivative instruments as assets and liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 initially required adoption by January 1, 2000. However, Statement of Financial Standards No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133 " issued in June 1999 and Statement of Financial Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment to SFAS No. 133" issued in June 2000 requires adoption in fiscal quarters beginning after June 15, 2000. The Company anticipates that the new standards will have no material impact on the results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the Company's market risk during the six month period ended July 1, 2000. For additional information, refer to Item 7A in the Company's Annual Report on form 10-K for the year ended January 1, 2000.

                            PART II OTHER INFORMATION


Item 4. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

                Exhibit
                Number     Description
                ------     -----------


                  27       Financial Data Schedule

(b) Form 8-K was not required to be filed during the quarter ended July 1, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FLORSHEIM GROUP INC.
                                                     (Registrant)




                                                 By /s/ Thomas P. Polke
                                                    ----------------------------
                                                    Thomas P. Polke
                                                    Executive Vice-President,
                                                    Chief Financial Officer



Date:  August 15, 2000