Form 10-Q
period 2000-09-30
FLORSHEIM GROUP INC
filed 2000-11-17
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000:

                8,483,651 Shares Common Stock, without par value


================================================================================

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


        Condensed Consolidated Balance Sheet:

             January 1, 2000 and September 30, 2000


        Condensed Consolidated Statement of Operations and Comprehensive Loss:

             Three Months Ended October 2, 1999 and September 30, 2000

             Nine Months Ended October 2, 1999 and September 30, 2000


        Condensed Consolidated Statement of Cash Flows:

             Nine Months Ended October 2, 1999 and September 30, 2000

        Notes to Condensed Consolidated Financial Statements



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                              FLORSHEIM GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                    January 1,   September 30,
                                                      2000            2000
                                                    ---------    -------------
                        ASSETS                                    (Unaudited)

Current assets:
     Cash and cash equivalents                      $   5,675       $   2,498
     Accounts receivable, net                          30,163          23,179
     Inventories                                       70,964          59,448
     Other current assets                              11,082          10,205
                                                    ---------       ---------
       Total current assets                           117,884          95,330

Property, plant and equipment, net                     32,525          29,528
Deferred income taxes                                  16,623          21,357
Other assets                                           30,320          31,643
                                                    ---------       ---------

     Total assets                                   $ 197,352       $ 177,858
                                                    =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt              $  23,767       $  16,500
     Accounts payable and accrued expenses             24,842          26,554
                                                    ---------       ---------
       Total current liabilities                       48,609          43,054

Bank credit facility                                   65,000          71,927
Other long-term debt                                   18,412          18,412
Other long-term liabilities                            20,683          20,327
                                                    ---------       ---------
       Total liabilities                              152,704         153,720

Shareholders' equity:
     Common stock                                       8,484           8,484
     Paid in capital                                   50,644          50,644
     Accumulated comprehensive loss-
       Cumulative translation adjustment               (2,760)         (3,877)
     Accumulated deficit                              (11,720)        (31,113)
                                                    ---------       ---------
         Total shareholders' equity                    44,648          24,138
                                                    ---------       ---------

       Total liabilities and shareholders' equity   $ 197,352       $ 177,858
                                                    =========       =========



See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                     (In thousands, except per share data)



                                                 Three Months Ended
                                               -------------------------
                                               October 2,  September 30,
                                                 1999          2000
                                               --------    -------------

Net sales                                      $ 57,455       $ 49,986

Cost of sales                                    33,355         31,431
Non-recurring cost of sales                       2,000          2,056
                                               --------       --------

Gross profit                                     22,100         16,499

Selling, general and administrative expenses     26,048         26,669
Non-recurring expenses                             --            3,020
                                               --------       --------

Loss from operations                             (3,948)       (13,190)
Other income, net                                   (34)           (22)
Interest expense, net                             2,819          3,175
                                               --------       --------

Loss before income taxes                         (6,733)       (16,343)
Income tax benefit                               (1,111)        (1,814)
                                               --------       --------

Net loss before extraordinary item               (5,622)       (14,529)
Extraordinary item, net of taxes                    750           --
                                               --------       --------

Net loss                                         (6,372)       (14,529)

Other comprehensive loss -
     Foreign currency translation adjustment         46            722
                                               --------       --------

Comprehensive loss                             $ (6,418)      $(15,251)
                                               ========       ========

Loss per share:
     Basic                                     $  (0.75)      $  (1.71)
                                               ========       ========

     Diluted                                   $  (0.75)      $  (1.71)
                                               ========       ========



See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                   Nine Months Ended
                                               --------------------------
                                               October 2,   September 30,
                                                  1999          2000
                                               ---------    -------------

Net sales                                      $ 183,524       $ 157,767

Cost of sales                                     99,554          90,786
Non-recurring cost of sales                        2,000           2,056
                                               ---------       ---------

Gross profit                                      81,970          64,925

Selling, general and administrative expenses      79,321          74,566
Non-recurring expenses                             1,100           5,919
                                               ---------       ---------

Earnings (loss) from operations                    1,549         (15,560)
Other (income) expense, net                           15          (1,029)
Interest expense, net                              7,646           9,365
                                               ---------       ---------

Loss before income taxes                          (6,112)        (23,896)
Income tax benefit                                  (882)         (4,503)
                                               ---------       ---------

Net loss before extraordinary item                (5,230)        (19,393)
Extraordinary item, net of tax                       750            --
                                               ---------       ---------

Net loss                                          (5,980)        (19,393)

Other comprehensive loss-
     Foreign currency translation adjustment           3           1,117
                                               ---------       ---------

Comprehensive loss                             $  (5,983)      $ (20,510)
                                               =========       =========

Loss per share:
     Basic                                     $   (0.71)      $   (2.29)
                                               =========       =========

     Diluted                                   $   (0.71)      $   (2.29)
                                               =========       =========



See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                       Nine Months Ended
                                                                   -------------------------
                                                                   October 2,  September 30,
                                                                      1999         2000
                                                                   ---------   -------------
Cash flows from operating activities:
   Net loss                                                        $ (5,980)        $(19,393)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Gain on disposal of assets                                    (1,215)            (367)
       Depreciation and amortization                                  4,779            5,389
       Deferred income taxes                                         (1,643)          (4,632)
       Extraordinary item                                               750             --
       Noncash interest expense                                         376              822
       (Increase) decrease in receivables                            (1,311)           7,694
       (Increase) decrease in inventories                            (3,029)          11,516
       Increase in prepaid expenses and other assets                 (4,335)          (2,419)
       Decrease in accounts payable and
         accrued expenses                                            (2,618)            (688)
       Decrease in other long-term liabilities                       (1,673)            (356)
                                                                   --------         --------

Net cash used in operating activities                               (15,899)          (2,434)
                                                                   --------         --------

Cash flows from investing activities:
   Proceeds from the disposal of assets                                 465              825
   Additions to property, plant and equipment                        (6,036)          (1,228)
                                                                   --------         --------

Net cash used in investing activities                                (5,571)            (403)
                                                                   --------         --------

Cash flows from financing activities:
   Net borrowing under (reduction of ) revolving credit facility     19,117           (2,891)
   Net increase in other long-term debt                                --              2,551
                                                                   --------         --------

Net cash provided by (used in) financing activities                  19,117             (340)
                                                                   --------         --------

Net decrease in cash and cash equivalents                            (2,353)          (3,177)
Cash and cash equivalents at beginning of period                      6,931            5,675
                                                                   --------         --------

Cash and cash equivalents at end of period                         $  4,578         $  2,498
                                                                   ========         ========

Supplemental disclosure:
   Cash payments for income taxes, net                             $     24         $    838
   Cash payments for interest                                      $  7,849         $  9,138


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                             (Dollars in thousands)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements of Florsheim Group Inc. ("Florsheim" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, except as otherwise disclosed, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000.

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

(2)    INVENTORIES

       Inventories are summarized as follows:

                                          January 1,          September 30,
                                            2000                   2000
                                          ----------          -------------

              Retail merchandise          $  34,329            $    33,300
              Finished products              32,682                 26,097
              Work in Process                 3,953                     51
                                          ---------            -----------
                                          $  70,964            $    59,448
                                          =========            ===========

(3)    LONG TERM DEBT

       In November 2000, the Company amended its bank credit facility (the "Amendment"). The Amendment provides for up to $15,000 of additional availability under the credit facility (the "Additional Availability"). Borrowings under this Additional Availability are due upon the earlier of the expiration of the bank credit facility in August 2002, or subject to certain conditions, upon the realization of net cash proceeds from the reversion of excess assets associated with the Company's defined benefit plan as further discussed in Note 8, Subsequent Events. The Amendment also provides for the waiver of the financial covenants

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                             (Dollars in thousands)

       related to the EBITDA to interest expense ratio, as well as ratios of senior debt and total debt to EBITDA for the quarter ended September 30, 2000. The amendment reset the covenants for senior debt and total debt to EBITDA and sets minimum EBITDA covenants commencing with the quarter ending December 30, 2000.

       The Company paid an amendment fee of $250, and agreed to pay an additional $250 each April and November for as long as there are borrowings outstanding or until the Additional Availability is reduced to zero. In connection with the Amendment the Company also issued warrants, expiring in November 2005, for the purchase of 425,000 shares of common stock of the Company at $1.35 per share. Credit support for up to $7,500 of the Additional Availability will be provided by Florsheim's two principal shareholders.

(4)    NON-RECURRING EXPENSES

       The Company recorded a $5,076 pretax charge in the quarter ended September 30, 2000. The charge consisted of a $2,484 charge related to the write down of barter credits, additional reserve provisions of $1,975 for accounts receivable and inventory related to the Company's exit from its golf product line, and $617 related to the write-down of remaining inventory related to the Company's Cape Girardeau plant which was closed at the end of 1999. The Company recorded a $1,976 pretax charge in the quarter ended July 1, 2000. The charge consisted of severance costs for approximately 18 people at the Company's corporate headquarters and a provision of $700 for customer deductions taken against prior periods accounts receivable. In addition, the Company recorded a $923 pretax charge in the quarter ended April 1, 2000. The charge included $627 for costs associated with the downsizing of the Company's corporate headquarters space, including the write-off of certain leasehold improvements, lease termination costs and moving expenses. The charge also included $296 for severance costs for approximately 20 people located primarily at the Company's corporate headquarters.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                             (Dollars in thousands)


       The following table summarizes the costs reflected in the Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2000:



                                      Accrual                          Amounts        Accrual
                                     Balance at        Additional      Charged       Balance at
                                  January 1, 2000      Provision      to Accrual   Sept. 30, 2000
                                  ---------------      -----------    ----------   --------------
Resignation/Strategic Study
    Legal and professional fees      $   254            $  --          $   (87)        $   167
    Employee related expenses            365               --             (287)             78
                                     -------            -------        -------         -------
                                         619               --             (374)            245
                                     -------            -------        -------         -------

Cape Girardeau Closing
    Inventory write-offs                 610                773           (588)            795
    Plant and equipment costs            437               (250)          (119)             68
    Employee related expenses            566                 95           (652)              9
                                     -------            -------        -------         -------
                                       1,613                618         (1,359)            872
                                     -------            -------        -------         -------

Golf Product Line
    Inventory write-offs                 300              1,438           (149)          1,589
    Receivables allowance                365                540            (86)            819
                                     -------            -------        -------         -------
                                         665              1,978           (235)          2,408
                                     -------            -------        -------         -------

Facility Downsizing/Other
    Aged deduction charge               --                  700           --               700
    Facilities charges                   276                625           (865)             36
    Employee related expenses            195              1,570           (780)            985
                                     -------            -------        -------         -------
                                         471              2,895         (1,645)          1,721
                                     -------            -------        -------         -------

Barter Credit Write-offs                --                2,484         (2,484)           --
                                     -------            -------        -------         -------
           Total                     $ 3,368            $ 7,975        $(6,097)        $ 5,246
                                     =======            =======        =======         =======

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                             (Dollars in thousands)

(5)    LOSS PER SHARE

       The Company presents basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Basic and diluted loss per share do not include securities in instances where they would be antidilutive.

       The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted loss per share (in 000's):


                                    Three Months Ended       Nine Months Ended
                                    ------------------     ---------------------
                                    Oct. 2,  Sept. 30,      Oct. 2,    Sept. 30,
                                     1999      2000           1999        2000
                                    ------   ---------     ---------   ---------

Weighted average shares
    outstanding - basic              8,454     8,484         8,454       8,484
Assumed exercise of stock options     --        --            --          --
                                     -----     -----         -----       -----
Weighted average shares
    outstanding - diluted            8,454     8,484         8,454       8,484
                                     =====     =====         =====       =====

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                             (Dollars in thousands)


(6)    BUSINESS SEGMENT INFORMATION

       Operating segment information is as follows:


                                    Three Months Ended            Nine Months Ended
                                  ----------------------       -----------------------
                                   Oct. 2,     Sept. 30,        Oct. 2,      Sept. 30,
                                     1999         2000            1999         2000
                                  ---------    ---------       ---------    ----------
Net Sales
     U.S. Wholesale               $  22,809    $  17,885       $  74,679    $  61,574
     U.S. Retail                     24,065       21,593          75,048       65,327
     International                   10,581       10,508          33,797       30,866
                                  ---------    ---------       ---------    ---------
                                  $  57,455    $  49,986       $ 183,524    $ 157,767
                                  =========    =========       =========    =========

Earnings (Loss) from Operations
     U.S. Wholesale               $  (3,008)   $ (11,197)      $   2,900    $ (11,085)
     U. S. Retail                    (2,301)      (2,696)         (4,092)      (7,608)
     International                    1,361          703           2,741        3,133
                                  ---------    ---------       ---------    ---------
                                  $  (3,948)   $ (13,190)      $   1,549    $ (15,560)
                                  =========    =========       =========    =========


                      January 1,   September 30,
                        2000          2000
                      --------     -----------

Total Assets
     U.S. Wholesale   $105,956        $101,792
     U. S. Retail       69,112          57,522
     International      22,284          18,544
                      --------        --------
                      $197,352        $177,858
                      ========        ========


U.S. Wholesale includes certain corporate expenses and assets which are not charged to other reportable segments. Non-recurring costs of $5,076 and $7,975 for the three and nine month periods of 2000, respectively, as discussed in Note 4, are included in the loss from operations for U.S. Wholesale. Comparatively, non-recurring costs of $2,000 and $3,100, for the three and nine month periods of 1999, respectively, are included in 1999 results for U.S. Wholesale.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                             (Dollars in thousands)

(7)    INCOME TAXES

       In the third quarter of 2000, valuation allowances of $4,053 were provided for foreign tax credits, expiring in years 2000 through 2004, which the Company believes will more likely than not expire without having been utilized. The provision is included in "Income tax benefit" in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

(8)    SUBSEQUENT EVENT

       In October 2000, the Company's Board of Directors authorized the termination and curtailment of benefits under the Company's pension plan, and the reversion of excess assets, subject to approval of the Internal Revenue Service and the Pension Benefit Guaranty Corporation. Based on September 30, 2000 valuations, management believes the curtailment of benefits under the plan will result in an estimated pre-tax gain of approximately $12 to $15 million in the fourth quarter of 2000. The Company also estimates a reversion of excess assets to the Company after final termination of the plan of approximately $21 to $25 million in cash during 2001. Approximately $8 to $10 million of the excess plan assets are expected to be utilized to establish a new qualified plan, and the remainder will be used to reduce bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1999

Net sales for the three months ended September 30, 2000 were $50.0 million, down $7.5 million, or 13.0%, as compared to the three months ended October 2, 1999. U.S. Wholesale sales were $17.9 million in 2000 compared to $22.8 million in 1999, a 21.6% decrease, with all channels of distribution showing declines. Orders were down approximately $7.4 million or 23% in the third quarter of 2000 compared to the 1999 period, reflecting the continued weakness in the footwear retail market. U.S. Wholesale's dealer sales were $2.7 million less than the same period last year due to decreased demand. Net sales were also reduced by $1.2 million for provisions relating to unpaid customer charge-backs for pricing discrepancies, shortage claims and sales returns. U.S. Retail net sales decreased $2.5 million, or 10.3% to $21.6 million, primarily as a result of store closings in the second half of 1999, but also due to weakness in the retail market for footwear. U.S. Specialty Stores same store sales decreased 2.7% versus the comparable 1999 period. International sales were unchanged with a $1.3 million decrease in Australian sales, due mainly to currency devaluation, being offset by increased sales in Canada, Europe and the Pacific regions.

Gross profit for the third quarter 2000 was $16.5 million or 33.0% of net sales, as compared to $22.1 million or 38.5% of net sales for the third quarter 1999. Third quarter cost of sales includes non-recurring charges of $2.1 million related to the write down of the Golf product line inventory to fair market value and the additional provisions related to the write down of raw materials inventory remaining from the Company's Cape Girardeau, Missouri manufacturing facility. Gross profit margin was negatively impacted by the lower sales volume in both the Wholesale and Retail business units and the sale of excess inventory at lower margins. Gross Profit for the third quarter 2000, excluding non-recurring cost of sales, was $18.6 million or 37.1 % of net sales, as compared to 41.9% of net sales for the third quarter 1999.

Selling, general and administrative expenses for the third quarter 2000 were $26.7 million, an increase of $0.6 million from the third quarter 1999. Selling, general and administrative expenses for the third quarter 2000 were 53.4% of net sales, an increase from 45.3% of net sales for the third quarter of 1999. Decreased sales levels had a negative impact on selling, general, and administrative expenses as a percentage of net sales. The increase in expense was primarily the result of adjustments made to the allowance for doubtful accounts as well as provisions related to unpaid customer charge backs for markdown allowances, promotional allowances, and cooperative advertising allowances. These more than offset the cost reduction programs put into effect in the fourth quarter of 1999 affecting marketing, personnel and occupancy costs. Non-recurring SG&A expenses of $3.0 million were recorded in the third quarter of 2000. These charges related to additional provisions for the bad debt reserve related to the Golf product line, and the write-off of barter credits which will expire prior to their utilization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the third quarter 2000 was $3.2 million as compared to the third quarter 1999 amount of $2.8 million. This increase is due to increased borrowings during the third quarter 2000 as compared to the third quarter 1999 and an increase in the weighted average interest rate under the Company's new credit facility.

Income tax benefit for the third quarter of 2000 was $1.8 million compared to income tax benefit of $1.1 million in the 1999 period. The effective tax rate for 2000 was 11.1% compared to 16.5% in 1999. The 1999 period includes the write-off of $1.3 million of foreign tax credits, which expire in fiscal 2000. The 2000 period includes the write-off of $4.1 million of foreign tax credits which will expire in the years 2001 through 2004. The Company does not anticipate the credits will be fully utilized prior to their expiration.

The 1999 period included an extraordinary charge of $0.75 million net-of-tax in the third quarter of 1999 for the write-off of deferred financing fees.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 2,
1999

Net sales for the nine months ended September 30, 2000 were $157.8 million, down $25.8 million, or 14.0%, as compared to the nine months ended October 2, 1999. U.S. Wholesale net sales decreased $13.1 million, or 17.5%. The second and third quarters of 2000 combined for an $11.1 million reduction in U.S. Wholesale net sales and can be attributed to the weakness in orders and the continued weakness in the retail footwear market. Also contributing to this decrease was the $3.2 million reduction in net sales relating to the closing of the Golf product line as compared to nine months ended October 2, 1999. Results for the first quarter were negatively impacted by the inventory problems related to the implementation of the Company's new wholesale computer software system in 1999. The system problems resulted in reduced shipments to wholesale customers as well as the Company's U.S. Retail business during the first two months of 2000, as the Company was unable to satisfy customer orders. Third quarter net sales, were reduced by $1.2 million for the provisions relating to unpaid customer charge-backs. U.S. Retail net sales decreased $9.7 million, or 13.0%, as a result of store closings and the inventory problems at U.S. Wholesale. Continued weakness in the retail footwear market also affected sales in the first nine months of 2000, with U.S. Specialty stores reporting a decline in same store sales of 1.9%. International net sales were $30.9 million, down $2.9 million from the 1999 period. All units in International reported lower sales, with the largest decline in Australia, which was affected by currency devaluation.

Gross profit for the nine months ended September 30, 2000 was $64.9 million or 41.2% of net sales, as compared to $82.0 million or 44.7% of net sales for the third quarter of 1999. The decline was primarily due to the reduced sales volume in all channels of distribution. In addition to the reduced volume, margin rates were lower in U.S. Wholesale, due to the closing of the Golf product line and U.S. Retail, where promotions and sale of excess inventory reduced the margin rate. The $2.1 million non-recurring cost of sales charge in the third quarter of 2000 for the write down of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Golf product line inventory to fair market value and additional provisions related to the write down of raw materials inventory remaining from the closing of the Cape Girardeau, Missouri manufacturing facility both had a negative effect on the gross profit for nine months ended September 30, 2000. Excluding the effects of the non-recurring charges, gross profit margin was 42.5% in 2000 compared to 45.8% in the 1999 period.

Selling, general and administrative expenses for the nine months ended September 30, 2000 were $74.6 million, a decrease of $4.8 million, or 6.0%, compared to the 1999 period. Selling, general and administrative expenses for 2000 were 47.3% of net sales, an increase from 43.2% of net sales for 1999. The decrease in expense was the result of the lower sales volume and cost reduction programs initiated in the fourth quarter of 1999 affecting marketing, personnel and occupancy costs. Partially offsetting these reductions were increases associated with the information technology function and the $2.2 million of adjustments made in the third quarter to increase both the allowance for doubtful accounts and customer charge backs. Non-recurring SG&A expenses of $5.9 million were recorded in the nine months ended September 30, 2000. The charge included $1.6 million related to severance, $0.6 million related to the downsizing of the Company's corporate headquarters space, $0.7 million as provision for customer deductions taken against prior periods accounts receivable, $0.5 million increase in bad debt reserve due mainly to the closing of the golf business and a $2.5 million charge to write-off barter credits. The 1999 period included $1.1 million of non-recurring expenses associated with the resignation of the Company's former Chief Executive Officer and costs related to the evaluation of strategic alternatives by the Company's financial advisor.

Interest expense for the nine months ended September 30, 2000 was $9.4 million, as compared to $7.6 million in 1999. This increase is due to increased borrowings and an increase in the weighted average interest rate under the Company's current credit facility.

Other income for the nine months ended September 30, 2000 includes $0.6 million related to the gain from the sale of the Company's Cape Girardeau, Missouri, manufacturing facility, which was closed in December 1999. The sale of the facility was completed in January 2000. In addition, the Company recorded income of $0.5 million, in the second quarter of 2000, related to a refund of real estate taxes for the period 1991 to 1993.

Income tax benefit for the nine months ended September 30, 2000 was $4.5 million compared to a benefit of $0.9 million in 1999. The effective tax rate for 2000 was 18.8% compared to 14.4% in 1999. Both the 2000 and 1999 periods reflect the effects of the write off of $4.1 million and $1.3 million, respectively, of foreign tax credits which were not expected to be utilized prior to their expiration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily for working capital to support its operations and cash for interest payments on borrowing under debt facilities. The Company's ability to fund its activities is directly dependent on sales, its ability to effectively manage its inventory and working capital needs and its ability to obtain sufficient external financing. In the three months ended September 30, 2000 the Company continued to reduce its overall corporate administrative expenses.

Working capital at September 30, 2000 was $52.3 million, as compared to $69.3 million at January 1, 2000. Net cash used in operations for the nine months ended September 30, 2000 was $2.4 million, as compared to $15.9 million of cash used in operations during the nine months ended October 2, 1999. The decrease in working capital is the result of efforts to reduce levels of inventory and accounts receivable, which was offset by the net loss during the nine months ended September 30, 2000.

Net cash used in investing activities during the nine months ended September 30, 2000 was $0.4 million, as compared to $5.6 million of cash used during the nine months ended October 2, 1999. Spending related to the Company's information technology initiatives was reduced from the prior year as the significant phases of the SAP implementation have been completed as well as reduced capital spending at the U.S. Retail.

Net cash used in financing activities was $0.3 million for nine months ended September 30, 2000 as compared to cash provided of $19.1 million for nine months ended October 2, 2000. The $0.3 million use consisted of a $2.9 million reduction of net borrowing under the revolving credit facility which was offset by $2.6 million of additional borrowing by the Company's Australian subsidiary.

In November 2000, the Company amended its bank credit facility (the "Amendment"). The Amendment provides for up to $15.0 million of additional availability under the credit facility (the "Additional Availability"). Borrowings under this Additional Availability are due upon the earlier of the expiration of the bank credit facility in August 2002, or subject to certain conditions, upon the realization of net cash proceeds from the reversion of excess assets associated with the Company's defined benefit plan (See "Subsequent Event" following). The Amendment also provides for the waiver of the financial covenants related to the EBITDA to interest expense ratio, as well as ratios of senior debt and total debt to EBITDA for the quarter ended September 30, 2000. The Amendment reset the covenants for senior debt and total debt to EBITDA and sets minimum EBITDA covenants commencing with the quarter ending December 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company paid an amendment fee of $0.25 million and agreed to pay an additional $0.25 million each April and November for as long as there are borrowings outstanding or until the Additional Availability is reduced to zero. In connection with the Amendment the Company also issued warrants, expiring in November 2005, for the purchase of 425,000 shares of common stock of the Company at $1.35 per share. Credit support for up to $7.5 million of the Additional Availability will be provided by Florsheim's two principal shareholders.

SUBSEQUENT EVENTS

In October 2000, the Company's Board of Directors authorized the termination and curtailment of benefits under the Company's pension plan, and the reversion of excess assets, subject to approval of the Internal Revenue Service and Pension Benefit Guaranty Corporation. Based on September 30, 2000 valuations, management believes the curtailment of benefits under the plan will result in an estimated pre-tax gain of approximately $12.0 to $15.0 million in the fourth quarter of 2000. The Company also estimates a reversion of excess assets to the Company after final termination of the plan of approximately $21.0 to $25.0 million in cash during 2001. Approximately $8.0 to $10.0 million of the excess plan assets are expected to be utilized to establish a new qualified plan and the remainder will be used to reduce bank debt.

NASDAQ has notified the Company that its share price has failed to maintain the requirement for minimum market value of public float of $5.0 million. Failure to remedy this deficiency prior to December 14, 2000 will result in delisting of the Company's shares from the NASDAQ Small Cap Market and intends to apply for such listing prior to December 14, 2000 if the deficiency is not cured.


RECENT ACCOUNT POLICIES

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires companies to recognize all derivative instruments as assets and liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 initially required adoption by January 1, 2000. However, Statement of Financial Standards No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities
- Deferral of Effective Date of SFAS No. 133 " issued in June 1999 and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment to SFAS No. 133" issued in June 2000 requires adoption in fiscal years beginning after June 15, 2000. The Company generally does not enter into freestanding derivatives or otherwise engage in hedging activities. The Company is in the process of reviewing its various agreements to determine the existence of embedded derivatives. The Company anticipates that the new standards will have no material impact on the results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS


When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the Company's market risk during the nine month period ended September 30, 2000. For additional information, refer to Item 7A in the Company's Annual Report on form 10-K for the year ended January 1, 2000.

                            PART II OTHER INFORMATION


Item 4. Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed as part of this report:

            Exhibit
            Number     Description
            -------    -----------

              4.1 Third Amendment, dated as of November 15, 2000 to the Credit Agreement dated August 23, 1999 among the Company and BT Commercial Corporation, as Agent, and Lender's party thereto.

              4.2 Warrant Purchase Agreement, dated as of November 15, 2000 among the Company and Dime Commercial Corp.

              4.3 Warrant Purchase Agreement, dated as of November 15, 2000 among the Company and LaSalle Bank National Association.

              4.4 Warrant Purchase Agreement, dated as of November 15, 2000 among the Company and BT Commercial Corporation.

              4.5 Letter Agreement, dated as of November 15, 2000 among the Company, Apollo Investment Fund LP and Artemis America Partnership.

              10.1 Employment Agreement, dated as of June 24, 2000 by and between the Company and Thomas Polke.

              27       Financial Data Schedule


        (b) Form 8-K was not required to be filed during the quarter ended September 30, 2000.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FLORSHEIM GROUP INC.
                                                         (Registrant)




                                                 By  /s/ F. Terrence Blanchard
                                                    ----------------------------
                                                     F. Terrence Blanchard
                                                     Vice-President and
                                                         Controller



       Date:  November 17, 2000