Form 10-K405
period 2000-12-30
FLORSHEIM GROUP INC
filed 2001-03-30
CIK 928908

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

  FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  (Mark one)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2001, was approximately $9,800,000 based on the closing price of the registrant's common stock as reported on The NASDAQ Small Cap Market.

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

                      8,483,651 shares as of March 2, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, are incorporated by reference into
Part III of this report.

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

GENERAL

     Florsheim Group Inc. ("Florsheim" or the "Company") founded in 1892, markets, designs and sources a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market. Florsheim became a publicly held and publicly traded corporation on November 17, 1994 when Furniture Brands International, Inc., formerly known as INTERCO INCORPORATED, distributed the common stock of Florsheim to its stockholders. References herein to Florsheim or the Company include the consolidated subsidiaries of Florsheim unless the context indicates otherwise.

     Florsheim markets products to more than 6,000 specialty and department store locations worldwide and through 241 Company-operated specialty stores and outlet stores as of December 30, 2000. The Company believes that the Florsheim brand name is widely recognized both in the U.S. and in international markets for style, comfort and quality. Footwear Market Insights (FMI) points to Florsheim's dress shoe leadership by naming it the number one dress shoe in brand awareness.

     Florsheim competes primarily in the $65 and above retail price point segment of the men's non-athletic footwear market. The below $65 price point segment is dominated by private label offerings. According to FMI, Florsheim is the number one shoe in brand awareness for dress shoes priced over $65. Florsheim has used its expertise in the dress shoe market to become the number two dress and casual shoe in brand awareness for shoes priced over $65. According to National Department Store Data, Florsheim currently has three of the top thirteen best selling dress shoe patterns.

     The Company's worldwide wholesale distribution accounted for approximately 44% of fiscal 2000 sales. The Company has a global wholesale customer base, which includes department stores and national accounts, such as Sears Roebuck & Company ("Sears"), J C Penney, and Nordstrom, independent dealers located worldwide and licensee locations in Mexico, India, the Pacific Rim and the Middle East. In addition, as of December 30, 2000, Florsheim had a retail network of 135 Company-operated specialty stores and 57 Company-operated outlet stores in the U.S. As of December 30, 2000, the Company also operated 41 specialty retail stores and 8 outlet stores in Australia, Canada, Italy, France and New Zealand.

     The Company's retail operations allow the Company to: achieve broader distribution of its products; provide a showcase for a variety of Florsheim branded products marketed by the Company; test market acceptance of newly introduced products; further develop consumer recognition of the Florsheim brand; and maintain direct contact with changes in consumer preferences and buying practices.

INDUSTRY OVERVIEW

     The U.S. footwear industry has undergone substantial change since the early 1980s, which has resulted in significant challenges for U.S. footwear manufacturers and retailers. Four major causes of this change include a shift in the spending trends of consumers, an increase in footwear imports into the U.S., the growth of consumer demand for casual footwear, and a shift away from traditional single brand shoe stores. Management believes these influences have contributed to the following trends: (i) a reduction in the domestic manufacturing base and an increase in foreign sourcing of footwear products,
(ii) a decline in annual sales (in units) for the traditional dress shoe market,
(iii) an increase in sales of casual footwear and footwear products targeted for specific leisure activities, and (iv) a shift in the primary channels of distribution for footwear from independent dealers to department stores, regional retailers and mass merchandisers. In response, the Company has developed reliable, cost-effective foreign sourcing capabilities, developed lines of dress casual and casual shoes, and expanded its wholesale distribution capabilities.

     According to FMI, the 1999 U.S. demand for men's footwear (excluding athletic footwear and work boots) was approximately $5.9 billion. When compared to 1998 levels, men's dress footwear sales have decreased 13.8%, which reflects the declines in the traditional dress shoe segment as lifestyle choices trend toward more casual clothing, emphasis on leisure time, and the increased popularity of casual dress or "dress down" days within the business community. The men's footwear industry merchandise mix has mirrored these changes as consumer preferences have shifted from dress toward casual. A dress casual category within the men's footwear segment, which combines features of dress shoes with the comfort enhancing aspects of casual footwear, has also developed in response to this lifestyle and fashion shift. Over this period consumers' perceptions of the distinctions among product offerings within the dress, dress casual and casual categories have diminished as a result of "crossover" products that are not limited to a particular use or occasion, but are suitable for a variety of styles, fashions and end uses. Florsheim's marketing efforts are designed to respond to these market developments and maintain its leadership as the preferred brand in dress footwear while increasing its share of the refined casual footwear category.

     Department stores, regional retailers and mass merchandisers continue to play a larger role in the retailing of footwear, and the significance of small independent footwear dealers, which once dominated retail distribution, continue to decline dramatically. To compensate for these shifts in the channels of distribution, the Company has expanded its distribution to department stores, regional and national retail stores and the Company's retail locations. In recent years, the Company has also developed closer working relationships with its key independent dealers to assist them with the expansion of their Florsheim business.

MARKETING AND DISTRIBUTION GROWTH STRATEGY

     Management of the Company emphasizes two principal growth objectives: to strengthen the Company's position as the number one men's dress shoes at retail prices of $65 and above, and to improve its market share in the growing refined casual footwear category. To obtain these growth objectives, the Company is adopting certain key strategies which will: (i) strengthen its leading position in the traditional dress shoe market, (ii) extend its expertise in traditional dress shoe market to gain additional market share in the refined casual category, (iii) refine products to meet aspirations and expectations of the core customer for style, quality, comfort, and value, (iv) communicate continuously with the customer and consumers, (v) manage and market the brand consistently to keep existing customers while attracting new customers to both the dress and refined casual categories and (vi) review the Company's retail locations.

     Strengthen Leading Position in the Traditional Dress Shoe Market: FMI estimates that the $65 and above dress shoe segment of the men's footwear market, Florsheim's strongest historical product segment, accounted for $3.6 billion in annual retail sales in 1999. To expand market share in dress shoes, the Company has positioned the Florsheim brand at retail price points above $80 and re-emphasized its FLS sub-label to represent product under $80 at retail. This strategy will allow Florsheim to market its products to broader channels of distribution and appeal to a larger consumer base.

     Extend Expertise to Gain Additional Market Share in Refined Casual
Category: The Company intends to increase its market share in the growing refined casual category through new product introductions and enhanced marketing initiatives that are intended to focus on the target customer. This customer is a 35 to 54 year old male, who is attitudinally young, active, works in an office environment, is a college graduate and is married with children. This customer has a middle to upper middle class income and keeps up on the current fashions and trends. The shoe that this consumer purchases must be able to meet his active lifestyle needs.

     Refine Products to Meet Aspirations and Expectations of the Core Customer for Style, Quality, Comfort, and Value: The Company has created relevant products with a focus on the lifestyle needs of our target customer. The product has to meet the needs of the customer both in terms of fashion and lifestyle. The Company originally developed Comfortech technology to improve the comfort and durability features of its products without sacrificing style or quality. Florsheim has continued to enhance the Comfortech design each year and has added new products and features to encourage acceptance of Comfortech line extensions, including Comfortech Maintenance Free, Comfortech Softreds and Comfortech MagneForce. The MagneForce technology, which was introduced in 1998, was expanded to the Company's Comfortech and John Deere labels and introduced for the Spring 2000 consumer market. This technology features a flexible, unipolar magnetic insole permanently lasted into the shoe. The introduction of the FLS brand as a Florsheim sub-brand allows the Company to attract more customers by reaching new points of sale. This brand will give us the opportunity to have a major presence in value retail shops and department stores that offer quality products at affordable prices.

     Review the Company's Retail Locations: The Company is creating a real estate strategy, which will focus on stores in more urban or street locations. The current retail locations are reviewing their product assortment, store presentation and brand mix in order to service each market's needs. The Company is developing a hybrid store, combining elements of full service retail and outlet shopping, that will be offered at select retail locations.

ADVERTISING

     The Company's advertising objective is to build upon the strength of the Florsheim brand name and expand its market share and sales in the growing dress casual and casual categories with particular attention on targeting a younger, more affluent customer. Management believes it can build on this awareness of being the number one dress shoe brand in the market and strengthen its position in the refined casual market. It is the belief of management that the consumer's image of Florsheim is typically associated with a high quality product that offers good value. Management has implemented advertising and marketing programs to carry that well-established quality image through to offerings in the dress casual and casual categories.

     The total domestic advertising expenditures for fiscal 2000 were approximately 2.8% of Florsheim's total domestic sales, versus 3.0% in fiscal 1999 and 3.0% in fiscal 1998. These expenditures were divided among national print ads and print advertising placed on behalf of the Company's specialty stores and independent dealers.

WHOLESALE OPERATIONS

     The Company distributes its product at wholesale to more than 6,000 retail locations worldwide, ranging from independent shoe stores to large national retailers and department stores to the Company's specialty and outlet stores. The Company is continually developing new programs to add distribution, strengthen its position with its existing customers and capitalize on opportunities in response to the shifts in consumer shopping patterns. The Company's broadened product line has helped strengthen its position with dealers because each dealer can select the items from the product line that will appeal to its particular customer base.

     Due to the changing profile of the retail shoe industry with reduced importance of the traditional shoe store, Florsheim has expanded its distribution strategy to include a broader range of retailers. While remaining selective in its choice of dealers and focusing on those that will best serve the Company for the long-term, the Company believes that a broader distribution base that includes department stores, national and regional retailers and mass merchandisers is essential for achieving its growth objectives.

RETAIL OPERATIONS

     As of December 30, 2000, Florsheim had 241 Company stores worldwide, represented by 176 Florsheim specialty shoe shops and 65 outlet stores. The Company believes that both the full service and outlet shopping approach are necessary for the stores to compete in today's market. The Company evaluates each of these locations and makes the decision to renew, relocate, or close the location as leases approach expiration. In addition, the Company intends to continue the selective opening of new stores and the aggressive closing of unprofitable stores.

     The Company stores provide a strategic distribution channel, giving the Company a key competitive advantage. Management believes that as the footwear retailing industry continues to consolidate, it is critical that the Company maintains its own controlled distribution channels. The Company stores are the largest distributor of Company products and, in the U.S., represented approximately 30% of the wholesale sales value of total domestic wholesale shipments during fiscal 2000. The Company realizes both a wholesale gross profit margin and a retail gross profit margin on product distributed through its Company stores. The combined gross profit margin on such sales is larger than the gross profit margin earned on product distributed exclusively through wholesale channels. Florsheim maintains a consistent pricing policy for the wholesale division such that prices for shoes purchased by Company retail stores are typically the same as those paid by independent dealers.

     Selected Company specialty stores offer a limited selection of non-Florsheim and non-competing products to attract new consumers into the stores. Management believes that this strategy enables the Company to introduce the Florsheim brand to a new group of younger consumers. Company stores will continue to carry predominantly Florsheim product, which will help reinforce the Company's quality footwear image by displaying the complete Florsheim product line in an attractive display format.

     The traditional Florsheim specialty shoe stores carry a full selection of the Company's brands, while the outlet stores carry the Company's core brands, a selection of discontinued merchandise, close out inventory and specially manufactured products. Both the traditional specialty shoe stores and the outlet stores have been, and will continue to be, key elements of the Company's distribution efforts.

INTERNATIONAL

     Florsheim has been a participant in international markets since the 1960s and has a strong, established presence in Australia and Canada through Company operated businesses, and in Mexico and India through license operations. The Company is establishing a stronger presence in selected regions of Europe, Central and South America, the Middle East, and the Pacific Rim. The international division markets the Company's products through a global network of wholesale dealers, distributors, licensees and the Company's stores. At December 30, 2000, the Company operated 49 specialty and outlet stores in international markets and licensed an additional 49 specialty shops to selected partners. International sales, including exports, were $39.6 million in fiscal 2000 and were distributed as follows:

               PERCENTAGE OF TOTAL FISCAL 2000 INTERNATIONAL SALES

                           Australia              47%
                           Canada                 24
                           Pacific Rim            11
                           Europe                  8
                           Other Exports          10
                                                 ---
                                                 100%

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

     Australia and Canada are important and well established markets for Florsheim. The Australian and Canadian operations both include wholesale distribution and a chain of Company specialty and outlet stores. As of December 30, 2000, the Company operated 34 stores in Australia and New Zealand and 12 stores in Canada. Management believes that its Australian stores are the only chain of dedicated quality men's dress shoes in Australia and provide a key competitive advantage in this market. Both the Australian and Canadian retailing industries are dominated by large department stores; therefore, the Company is concentrating on building wholesale sales to these key department store accounts, while maintaining its commitment to a profitable network of Company stores and independent dealers. Currently, there is one manufacturing facility in Australia.

       Management believes that the Pacific Rim offers opportunities for Florsheim and has targeted this region as part of the Company's international growth strategy. Distribution to this market is primarily affected by its Hong Kong sales subsidiary through wholesale sales to independent retailers in the Pacific Rim and licensees and distributors in Hong Kong, Indonesia, Taiwan, Singapore, Japan, China and the Philippines. The Company's primary strategy for increasing its presence in this area is to increase the number of independent dealers and licensees, while establishing Company specialty stores in a few select locations.

     Management believes there is a significant opportunity to increase sales in Europe by capitalizing on the appeal of American brand name products. While it is expected that the Company will encounter greater competition in Europe than in the Pacific Rim, the Company intends to draw upon its long-standing relationships with Italian and Spanish suppliers to establish a presence and generate demand for its products in Europe. The Company has developed a sales presence in several European countries, opened its first Company store in Europe, located in Milan, Italy, in 1994, and has an arrangement for a shoe department within Printemps, a large department store in France.

     The International Division also includes licensees and distributors in India, Mexico, Japan, Qatar, the Philippines, Saudi Arabia, Lebanon, Israel, Hong Kong, Indonesia, Singapore and the United Arab Emirates.

     Note 15 to the Company's Consolidated Financial Statements included herein contain certain information regarding the Company's domestic and international revenue, operating income and assets.

PRODUCT

     Management's primary product strategy is to strengthen its leading position in the dress category while further penetrating the growing dress casual and casual categories. Florsheim offers a diverse line of men's quality dress, dress-casual and casual shoes in the $65 and above price range. All products, except those that are sold under license, are currently sold under the Florsheim brand, but are identified with the following sub-labels to differentiate product by lifestyle or construction. In addition, the Company has a license agreement to manufacture and sell John Deere work boots.


The following is a summary of the Florsheim brands by category:

           DRESS                 REFINED DRESS CASUAL                CASUAL               OTHER
     ------------------------    ------------------------      --------------------    -----------
     Florsheim                   Florsheim                     Florsheim               John Deere*
     Florsheim Comfortech        Florsheim Comfortech          Florsheim Comfortech
     Florsheim Royal Imperial    Florsheim Royal Imperial      Florsheim MagneForce
     Florsheim Imperial          Florsheim Imperial            Barletta
     FLS                         FLS                           @ease
     Barletta                    Florsheim MagneForce          FLS
                                 Barletta
                                 @ease

* This is the registered trademark of Deere and Company


     FLORSHEIM: The Florsheim label represents the Company's heritage of quality, value and appropriate style in dress and casual footwear that can be worn with confidence. Florsheim offers the right combination of new business casual, fashion dress and classic styles. Retail price points for this line range from $90 to $120.

     FLORSHEIM COMFORTECH: Comfortech brings the ultimate comfort through modern technology and construction methods. Florsheim's commitment to quality and passion for design has made the Florsheim Comfortech line the perfect shoe for today's business casual dress codes. Retail price points range from $90 to $120.

     FLORSHEIM IMPERIAL: Uncompromising quality is the benchmark of the collection. Classic and contemporary styles designed with a timeless elegance. Made in Italy from premium quality leathers with an emphasis on fine quality, craftsmanship and an attention to detail to ensure an excellent fit make these shoes a favorite among loyal Florsheim customers. Retail price points range from $130 to $200.

     FLORSHEIM ROYAL IMPERIAL: The Royal Imperial represents the hallmark of quality in footwear. Modern, world class styling, handcrafted in Italy from premium calfskin and other fine leathers and skins. These shoes are for the man who expects the best. Retail price points range from $175 and up.

     FLS: The FLS label represents the best value in men's footwear today. Florsheim has applied its extensive experience in the dress shoe to develop quality footwear for today's value conscious consumer. Retail price points range from $60 to $80.

     FLORSHEIM MAGNEFORCE: MagneForce is the world's first line of dress, dress casual and active casual footwear with a built in magnetic insole. Florsheim has paired the benefits of magnetic therapy with the latest comfort technology in styles with broad appeal. Retail price points range from $50 to $130.

     BARLETTA: The Barletta is a collection of remarkable shoes that are rich in colors, textures and details. Florsheim has designed the shoe for the man who dresses with a unique sense of style. Retail price points range from $130 and $200.

     JOHN DEERE: A comprehensive line of work boots and shoes designed and manufactured to meet the specific, functional needs of industrial, agricultural and other blue-collar workers. The line is marketed under the John Deere label through a licensing agreement with Deere, one of the world's best known industrial/agricultural equipment manufacturers. The boots are designed to be the most comfortable and durable product in the market. Retail price points range from $100 to $175.

     @ease: Contemporary dress casual and casual styles designed for the younger consumer in the wardrobe-building phase of his life. The line is marketed primarily in Company stores. Retail prices range from $50 to $80.

     Florsheim has entered into non-footwear licensing agreements for products that include hosiery, shoe care products, belts and small leather goods. These products are sold under the Florsheim name through the wholesale distributor network and at the Company stores.

SOURCING AND MANUFACTURING TRADE REGULATIONS

     Florsheim's strategy is to source products where they can be produced most efficiently while still meeting management's quality and service specifications. Florsheim has consolidated its overall procurement strategy in recent years to improve production capabilities and to improve cost efficiency. In December 1999, the Company closed its Cape Girardeau, Missouri manufacturing facility, which represented approximately 20% of the Company's 1999 worldwide production. During 2000, approximately 96% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 66% of Florsheim's products are manufactured in India, where Florsheim is the minority partner (26% ownership) in a joint venture arrangement with a local operation. Under this arrangement, the venture manufactures exclusively for Florsheim and without minimum quantity restrictions for the production output. Also under this arrangement, the Company is actively involved in training and production techniques, and management believes that production quality is comparable to what could otherwise be produced using domestic production facilities. The remainder of the Company's non-domestic products are sourced from a variety of suppliers in a number of other countries, including but not limited to Italy, China, Mexico, Poland, Taiwan and Canada.

     Florsheim directs the procurement of raw materials and components from a wide variety of sources located throughout the world and has alternate sources for leathers, components and other materials. Leather pricing and availability are subject to fluctuating supply and demand cycles; however, Florsheim management believes it has adequate sourcing arrangements through its own suppliers, as well as, through its overseas manufacturers to ensure an uninterrupted supply of raw materials.

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

COMPETITION

       Florsheim competes with a number of domestic marketers of men's dress, dress casual and casual footwear, including Rockport, Cole Haan, Johnston & Murphy, Dexter, Bostonian, Bass, and various private label providers, with respect to fashion, quality and price. In addition to direct competition with the dress, dress casual and casual footwear product markets, Florsheim indirectly competes against manufacturers and retailers of athletic footwear.

Florsheim's retail stores also compete with a variety of retailers, including regional specialty retailers, department stores, national retailers and mass merchandisers with respect to men's dress, dress casual and casual footwear. The addition of the John Deere work boot increases the number and types of marketers with which the Company competes. Florsheim also experiences significant competition from imports.

SEASONALITY OF BUSINESS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality of Business."

BACKLOG

     At December 30, 2000 the Company's U.S. wholesale operations had a backlog of customer orders amounting to approximately $16.7 million, compared to approximately $14.8 million, at January 1, 2000, an increase of 12.8%. Substantially all the backlogs are for shipments in the first half of fiscal 2001.

EMPLOYEES

     As of December 30, 2000, Florsheim had approximately 1,400 employees in the United States and overseas. Approximately 9% of Florsheim's work force is represented by unions. Management believes Florsheim has maintained satisfactory overall relations with its unionized workforce.


INTELLECTUAL PROPERTY

     The major trademarks and trade names under which Florsheim's men's footwear are sold include: Florsheim, Florsheim Comfortech, Florsheim Imperial, Florsheim Royal Imperial, Florsheim Comfortech Maintenance Free, MagneForce, FLS and @ease. Other footwear is sold under license agreements, such as John Deere boots. The Company considers Florsheim and the names and marks traditionally used with it to be material to its business. The Company also owns several patents that relate to footwear construction and are material to the operations of the business and expire over the next 14 years.

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

     Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, or exposure to liability for environmental claims, will not have a material adverse effect on the Company's business or financial position. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites) may give rise to additional compliance costs that could have a material adverse effect on the Company's financial position.

RISK FACTORS

     Impact of General Economic Conditions on Footwear Industry and the Company's Operations

     Florsheim and the footwear industry in general are dependent on the economic environment, both domestic and foreign, and levels of consumer spending, which affect not only the ultimate consumer, but also retailers, Florsheim's primary direct customers. As a result, Florsheim's results may be adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. There can be no assurance that any prolonged economic downturn would not have a material adverse effect on Florsheim.

     Competition

     Florsheim directly competes with a number of domestic manufacturers and retailers of men's dress, dress casual and casual footwear. In addition, Florsheim indirectly competes with manufacturers and retailers of athletic footwear. Florsheim's retail stores also compete with a variety of retailers, including regional specialty retailers, department stores, national retailers and mass merchandisers. Florsheim also experiences significant competition from imports. Highly competitive conditions existing within both the wholesale and retail segments of the men's footwear market may result in increased price promotions and promotional expenses that limit the Company's ability to grow its sales and enhance its gross profit margins.

     Reliance on Foreign Production

     During 2000, approximately 96% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 66% of total products are manufactured in India, where Florsheim is a participant in a joint venture arrangement with a local operation. The remainder of such non-domestic products are currently sourced from a variety of suppliers in a number of other countries, including Italy, China, Mexico, Poland, Taiwan and Canada. The Company's operations are subject to the customary risks of doing business abroad, including currency fluctuations, labor unrest, political instability, restrictions on transfer of funds, import and export duties and trade barriers (including quotas) and U.S. customs and tariffs. In addition, trade regulations and potential U.S. government sanctions could be imposed against some of the countries from which the Company sources product and result in restrictions on imports from such countries. To date, these factors have not had an adverse impact on the Company's operations.

     Control of Florsheim

     Apollo Investment Fund, L.P. ("Apollo") and Artemis America Partnership ("Artemis") each own 33.1% of the outstanding shares of Florsheim Common Stock. By reason of their ownership of Florsheim Common Stock, both Apollo and Artemis may have the power to effectively control or influence control of the Company, including the elections of the Board of Directors and other matters submitted to a vote of the Company's stockholders. Either Apollo or Artemis may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of either Apollo or Artemis.

     Shares Eligible for Future Sale

     Apollo and Artemis each beneficially own approximately 2,808,000 and 2,807,000 shares, respectively, of Florsheim Common Stock. Each of Apollo and Artemis individually review decisions to buy, sell or hold investments and based on market conditions or other considerations, their intentions may change. Sales of shares of Florsheim Common Stock by Apollo or Artemis would be subject to restrictions imposed by the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 promulgated thereunder, unless Apollo or Artemis exercise certain rights for the registration of their shares of Florsheim Common Stock under the Securities Act. The sale of a substantial number of shares of Florsheim Common Stock by Apollo or Artemis could adversely affect the market price of the Florsheim Common Stock.

ITEM 2.  PROPERTIES

     Florsheim owns or leases the following principal plants, offices and warehouses:

                                                        Floor      Owned
                                                        Space       or
               Location            Type of Facility   (Sq. Ft.)   Leased
               --------            ----------------   ---------   ------

     Chicago, IL.............  Headquarters             50,000    Leased
     Jefferson City, MO......  Warehouse               562,000     Owned
     Preston, Australia......  Plant/Warehouse          59,000    Leased
     Hong Kong...............  Office/Warehouse         12,000    Leased
     Florence, Italy.........  Office/Warehouse          5,000    Leased


     The Company also operates 241 retail stores in leased facilities. The stores generally range in size from 800 to 3,000 square feet.

     The Jefferson City facility is encumbered by a first priority lien and mortgage pursuant to the Company's bank credit facility.

     The Company's properties listed above are generally well maintained, suitable for present operations and adequate for current requirements. Florsheim estimates that its facilities were effectively utilized during fiscal 2000 and believes that its facilities in combination with other facilities available through the Company's sourcing network had the capacity, if necessary, to expand production to meet anticipated product requirements.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     As of March 20, 2001, there were approximately 1,400 holders of record of Common Stock.

     Since December 15, 2000, shares of the Company's Common Stock trade on The NASDAQ SmallCap Market under the symbol FLSC. Prior to December 15, 2000, the Company traded on the NASDAQ National Markets. The reported high and low sale prices for Florsheim's Common Stock on either The NASDAQ National Markets or The NASDAQ SmallCap Market for each quarterly period within the two most recent fiscal years are included in Note 16 to the Consolidated Financial Statements of the Company included herein.

     The Company did not pay dividends on its Common Stock during the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999. A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 6 to the Consolidated Financial Statements of the Company included herein.

ITEM 6.  SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except for per share data)

The following financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                              Fiscal year ended (1)
                                        -----------------------------------------------------------------
                                        December 30,   January 1,   January 2,   January 3,  December 28,
                                            2000         2000          1999         1998        1996
                                        ------------  -----------  -----------  -----------  ------------
SUMMARY OF OPERATING RESULTS:
Net sales (2)                           $    205,222  $   245,726  $   244,895  $   253,056  $    244,855
Earnings (loss) from operations              (28,034)        (484)       7,069       12,221        11,408
Earnings (loss) before extraordinary
   item (3)                                  (30,794)      (7,618)        (559)       3,607         1,964
Net earnings (loss) (4)(5)(6)                (30,794)      (8,368)        (559)      (1,435)        1,964

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary
   item                                 $      (3.63) $     (0.90) $     (0.07) $      0.43  $       0.24
Net earnings (loss)                            (3.63)       (0.99)       (0.07)       (0.17)         0.24

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary
   item                                        (3.63)       (0.90)       (0.07)        0.42          0.23
Net earnings (loss)                            (3.63)       (0.99)       (0.07)       (0.17)         0.23

OTHER INFORMATION:
Dividends paid per share                $          -  $         -  $         -  $         -  $          -
Cash flow provided by (used in):
   Operations                                    (15)      (1,944)      (5,092)     (17,783)       13,221
   Investing activities                       (1,584)      (7,993)      (9,172)      (3,633)       13,991
   Financing activities                         (905)       8,681       14,000        6,920       (10,770)
Depreciation and amortization                  8,858        6,245        4,937        5,425         4,875
Capital expenditures                           2,309        8,462       10,308        9,922         9,424

BALANCE SHEET DATA AT PERIOD END:
Working capital                         $     27,820  $    69,337  $    83,452  $    94,167  $     95,116
Property, plant, and equipment, net           26,168       32,525       30,981       27,245        24,974
Total assets                                 171,690      197,290      199,566      183,646       185,238
Long-term debt, less current maturities       78,412       83,412       76,912       76,912        69,450
Shareholders' equity                          13,472       44,648       53,347       54,482        57,655

NUMBER OF RETAIL STORES AT PERIOD END:
   U.S. Specialty                                135          157          173          200           205
   U.S. Outlet                                    57           63           84           99            93
   International                                  49           51           54           54            53
                                        ------------  -----------  -----------  -----------  ------------
   Total stores                                  241          271          311          353           351
                                        ============  ===========  ===========  ===========  ============

Notes to Selected Financial Information:
(Dollars in thousands)

(1) Florsheim's fiscal year end is the Saturday closest to December 31, therefore the results of operations will periodically include a 53-week period. Fiscal 2000, 1999, 1998 and 1996 each represented a 52-week period. Fiscal 1997 represented a 53-week period.

(2) Includes sales of the Company's Hy-Test, Inc. safety shoe business, which was sold in March 1996. Net sales of Hy-Test, Inc. were $6,943 in fiscal 1996.

(3) Fiscal 1997 includes a $4,300 gain associated with the sale of the Company's former corporate headquarters.

(4) Fiscal 1997 includes an extraordinary loss of $5,042 associated with the tender premium and expenses related to the repurchase of senior notes and the execution of a revolving credit facility. Fiscal 1999 includes an extraordinary loss of $750 associated with the refinancing of the Company's credit facility.

(5) Fiscal 1999 includes $5,022 of non-recurring expenses associated with plant closing costs, the disposition of the Golf product line, severance, downsizing of the corporate headquarters and New York showroom space, resignation of the Company's former chairman and evaluation of strategic alternatives.

(6) Fiscal 2000 includes $14,274 of non-recurring expenses associated with the final disposition of the Golf product line, severance, curtailment of the Company's pension plan, further downsizing of the Company's corporate headquarters, and provisions for customer deductions and barter credits.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and notes included herein. All dollar amounts are presented in thousands.

RESULTS OF OPERATIONS

The Company's fiscal year end is the Saturday closest to December 31. Throughout this analysis, fiscal 2000 refers to the 52 week period ended December 30, 2000, fiscal 1999 refers to the 52 week period ended January 1, 2000 and fiscal 1998 refers to the 52 week period ended January 2, 1999.


FISCAL 2000 COMPARED TO FISCAL 1999

Net sales for fiscal 2000 were $205,222, a decrease of $40,504 or 16.5%, as compared to fiscal 1999, with declines in all business units. U.S. Wholesale net sales decreased $20,011 or 20.7% versus 1999 with all channels of distribution reporting lower sales. These shortfalls were due mainly to large decreases in Sears, J C Penney, department stores and dealers versus 1999. The reduction in Sears included the impact of a $2,660 adjustment for anticipated product returns as Sears converts its product offering to the FLS label. Also contributing to the lower U.S. Wholesale levels was a $4,217 decrease in net sales relating to the close out of the Golf and Joseph Abboud product lines. U.S. Retail net sales decreased $14,213 or 13.8% versus 1999, the result of planned store closings, and the continued weakness in the retail footwear market. U.S. same store sales declined 2.8% for the year with a 4.7% decrease occurring in the fourth quarter of fiscal 2000 reflecting the weakness experienced in the retail market. International net sales decreased $6,280 or 13.7%, as compared to fiscal 1999. All units in International reported lower sales, with the largest decline in Australia, which was significantly affected by currency devaluation and the implementation of a Goods and Service Tax in July 2000.

Gross profit for fiscal 2000 was $81,968 or 39.9% of net sales, as compared to $106,176 or 43.2% of net sales for fiscal 1999. The decline in gross profit was due mainly to the reduced sales volume. Fiscal 2000 included non-recurring cost of sales of $3,144. These non-recurring charges included a $1,631 write-down of the Golf product line inventory to fair market value, a $1,179 write-down of raw materials inventory from the closing of the Cape Girardeau manufacturing facility and a $334 charge for the write-down of Joseph Abboud inventory to fair market value as a result of the Company's decision to exit the product line. Fiscal 1999 included non-recurring charges of $2,646 for the closing of the Cape Girardeau, Missouri manufacturing facility and the sale of the Golf product line. Excluding the effects of the non-recurring charges, gross profit margin was 41.5% in 2000 compared to 44.3% in 1999. The decrease in gross profit margin is due primarily to the effect of the closing of the Golf and Abboud product lines, reduced margin on the sale of close out product to U.S. retail and reduced gross margin at U.S. retail due to promotional activity and the sale of excess inventory.

Selling, general and administrative expenses, excluding non-recurring selling, general and administrative expenses, were $98,872 or 48.2% of net sales compared to $104,284 or 42.4% of net sales in 1999. The decrease in expense was the result of the lower sales volume and cost reduction programs initiated in the fourth quarter of 1999 affecting marketing, personnel and occupancy costs. The reductions in selling, general and administrative expenses were not sufficient to offset the decline in sales. Partially offsetting these reductions were increases associated with the information technology function and increases in provisions for doubtful accounts and customer charge backs.

Non-recurring selling, general and administrative expenses were $11,130 in fiscal 2000 compared to $2,376 in fiscal 1999. Fiscal 2000 costs included a $2,484 charge for the write-off of barter credits, $2,921 in severance charges, charges totaling $1,010 for the downsizing of the Company's corporate headquarters, $2,200 in charges to expense unrecognized prior service costs related to the curtailment of the Company's pension plan, a $700 provision for increases in the estimate for deductions arising prior to fiscal 2000, charges totaling $705 for the increase in bad debt reserve due to the closing of the Golf product line, a $751 charge related to expenses under contractual commitments that will not be recovered through future revenue streams and a $359 charge for the recognition of contractual commitments with no future benefits related to the Joseph Abboud product line. Fiscal 1999 included costs associated with downsizing both the Company's corporate headquarters and the New York showroom, as well as costs associated with, the contemplated sale of the Golf product line.

Loss from operations for fiscal 2000 was $28,034 compared to a loss of $484 in fiscal 1999. Excluding the effects of the non-recurring costs in both years, loss from operations was $13,760 in fiscal 2000, compared to earnings of $4,538 in fiscal 1999, a decrease in earnings from operations of $18,298. The decrease is the result of lower sales volume and a lower gross margin on reduced sales levels. Partially offsetting the decreased volume and margins was a decrease in selling, general and administrative expense for fiscal 2000.

Interest expense for fiscal 2000 was $12,997 as compared to $10,423 in fiscal 1999. The increase in interest expense reflects the higher daily average outstanding borrowing in fiscal 2000 compared to fiscal 1999 and an increase in the weighted average interest rates to 10.2% in fiscal 2000 from 9.4% in fiscal 1999 due to the floating interest rate structure of the borrowings under the credit facility.

Other income was $730 in fiscal 2000 compared to other expense of $105 in fiscal 1999. Fiscal 2000 included other income from a real estate tax refund covering prior years and a gain from the sale of the Cape Girardeau, Missouri manufacturing facility.

Income tax benefit was $9,507 in fiscal 2000 compared to $3,394 in fiscal 1999. The effective tax rate for fiscal 2000 and fiscal 1999 was 23.6% and 30.8% respectively. The decrease in the effective tax rate was due to the provisions for valuation allowances at December 30, 2000 related to unrealizable foreign tax credits expiring in fiscal 2001 and beyond.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales for fiscal 1999 were $245,726, an increase of $831, as compared to fiscal 1998. The increase resulted from significant gains in U.S Wholesale, which were more than offset by reductions in U.S. Retail. U.S. Wholesale net sales increased $8,555, or 9.7%, with all channels of distribution reporting higher sales. The gains were led by significant increases at both Sears and J C Penney. The successful launch of the Golf MagneForce product line also contributed to the improvement. U.S. Retail net sales decreased $9,214 or 8.2%, as a result of planned store closings and lower inventory levels due to computer system issues, which resulted in improper inventory replenishment. International net sales increased $1,490 or 3.4% on strengthening in the Company's Australian operations.

Gross profit for fiscal 1999 was $106,176, a decrease of $3,400 as compared to fiscal 1998. Fiscal 1999 included charges of $2,646 for costs associated with the December 1999 closing of the Company's Cape Girardeau, Missouri manufacturing facility and costs associated with the planned sale of the Golf product line. Fiscal 1998 included a charge of $2,132 for the closing of unprofitable retail stores. Excluding the effect of these charges in both years, gross profit as a percent of net sales was 44.3% in fiscal 1999, compared to 45.6% in fiscal 1998. The reduction resulted from the shift in mix to wholesale sales compared to retail sales and the effects of inventory write-downs associated with excess inventory at U.S. Wholesale resulting from problems associated with the Company's new computer system.

Selling, general and administrative expenses, excluding non-recurring selling, general and administrative expenses, were $104,284 in fiscal 1999 compared to $101,378 in fiscal 1998. Selling, general and administrative expenses for fiscal 1999 were 42.4% of net sales, an increase from 41.4% of net sales for fiscal 1998. The increase was due to higher bad debt expense, increased depreciation expense related to the new computer systems and increased costs resulting from the implementation of the new computer systems. The Company provided for valuation reserves in selling, general and administrative expense against the carrying value of the long-lived assets of certain retail stores of $256 in fiscal 1998. Fiscal 1999 included a reduction of the valuation reserve of $549. See Note 3 to the Notes to Consolidated Financial Statements. Non-recurring selling, general and administrative expenses were $2,376 in fiscal 1999 compared to $1,129 in fiscal 1998. Fiscal 1999 included costs associated with the downsizing of both the Company's corporate headquarters and its New York showroom as well as costs associated with the contemplated sale of the Golf product line. Fiscal 1998 included charges for the effects of retail store closings.

Loss from operations for fiscal 1999 was $484 compared to earnings of $7,069 in fiscal 1998. Excluding the effects of the non-recurring costs in both years, earnings from operations were $4,538 in fiscal 1999, compared to $10,330 in fiscal 1998, a decrease of $5,792. The decrease is the result of lower gross profit and increased selling, general and administrative expenses as discussed above. Interest expense for fiscal 1999 was $10,423 as compared to $8,699 in fiscal 1998. The increase is due primarily to higher daily average outstanding borrowings in fiscal 1999 compared to fiscal 1998. Other expense was $105 in fiscal 1999 compared to other income of $677 in fiscal 1998. Fiscal 1998 included a gain of $775 related to the sale of a foreign trademark.

Income tax benefit was $3,394 in fiscal 1999 compared to $394 in fiscal 1998. The effective tax rate for fiscal 1999 and fiscal 1998 was 30.8% and 41.3% respectively. The change in the effective rate reflects the effect of the recording of a $1,306 valuation allowance for foreign tax assets in fiscal 1999.

In fiscal 1999, the Company recorded an extraordinary charge of $750 (net of tax benefit of $418) related to the write-off of deferred financing fees associated with the Company's old credit facility.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily for working capital to support its operations and cash for interest payments on borrowing under debt facilities. The Company's ability to fund its activities is directly dependent on sales, its ability to effectively manage its inventory and working capital needs, and its ability to obtain sufficient external financing.

WORKING CAPITAL

Working capital at December 30, 2000 was $27,820 compared to $69,337 at January 1, 2000, a decrease of $41,517. The decrease in working capital resulted from a decrease in inventory and accounts receivable and an increase in current borrowings under the bank credit facility, partially offset by a decrease in accounts payable. The decrease in inventory reflects the lower U.S. wholesale and retail inventory levels, the write-down of raw materials inventory remaining from the closing of the Cape Girardeau manufacturing facility, and the write down of both the Golf and Joseph Abboud inventory as a result of closing the product lines. The decrease in accounts receivable is due to reduced sales volume and the increase in the reserve for doubtful accounts, mainly relating to the closing of the Golf product line and improved collections.

CAPITAL EXPENDITURES

During fiscal 2000, 1999 and 1998, capital expenditures totaled $2,309, $8,462 and $10,308, respectively. The decrease in capital expenditures for fiscal 2000 was due to the completion of the management information system project, which accounted for 80% and 72% of capital spending in fiscal years 1999 and 1998.

FINANCING ARRANGEMENTS

In August 1999, the Company refinanced its existing indebtedness with a new $110,000 credit facility ("Credit Facility"). In November 2000, the Company amended this bank Credit Facility. The amendment provides for up to $15,000 of additional availability ("Additional Availability") under the Credit Facility. Borrowings under this Additional Availability are due upon the earlier of the expiration of the bank Credit Facility in August 2002, or subject to certain conditions, upon the realization of net cash proceeds from the reversion of excess assets associated with the curtailment and termination of the Company's defined benefit plan. Borrowings under the Credit Facility were $85,538 at December 30, 2000, of which $25,538 was classified as short-term and $60,000 was classified as long-term. Borrowings under the Credit Facility were $88,767 at January 1, 2000.

Further Credit Facility borrowings will be made from time to time to meet liquidity requirements, including month-to-month working capital needs. The Credit Facility provides for borrowings of up to $110,000, subject to borrowing base availability ($101,805 at December 30, 2000). Excess availability at December 30, 2000 was $10,098. The cash borrowings under the Credit Facility bear interest at the prime rate plus 1.75 %, or at an adjusted LIBOR rate plus a factor, currently 2.75 %, depending on the type of loan the Company executes and various covenant ratios.

In connection with the amendment to the Credit Facility in November 2000, the Company paid an amendment fee of $250, and agreed to pay $250 each in April and November for as long as there are borrowings outstanding under the Additional Availability. The Company also issued to the participants in the Credit Facility, warrants to purchase 425,000 shares of common stock of the Company at $1.35 per share. The warrants expire in November 2005. Credit support for up to $7,500 of the Additional Availability is being provided by Florsheim's two principal shareholders.

In January 2000, the Company's Australian subsidiary ("Florsheim Australia") entered into a five year, $6,100 credit facility with an Australian bank. The facility provides for $3,800 term loan, a $1,000 overdraft facility, a $750 letter of credit and certain other facilities. The term loan facility bears interest based on alternative floating rate structures at the Company's option. At December 30, 2000, Florsheim Australia was in default of certain covenants related to interest coverage ratios. The Company has received a letter from the bank acknowledging the violation and preserving the banks rights under the credit agreement to take action at a future time. The bank has indicated it does not intend to take any action at the present time. Borrowings under the Credit Facility at December 30, 2000 were $2,823 and have been classified as current due to the covenant violation.

OTHER MATTERS

In October 2000, the Company's Board of Directors authorized the curtailment of benefits and termination of the Company's defined benefit pension plan, and the reversion of excess plan assets to the Company subject to the approval by the Internal Revenue Service and Pension Benefit Guaranty Corporation. The Company curtailed benefits and terminated the existing plan effective December 2000 and February 2001, respectively. The Company intends to purchase annuities or make lump sum payments for the obligations under the plan and upon obtaining approval of the termination plan and the excess asset reversion from the above noted government agencies. As previously reported, the curtailment of benefits under the plan will result in an estimated pre-tax gain of approximately $12.0 to $15.0 million in the fiscal 2001. The Company also estimates a reversion of excess assets to the Company after final termination of the plan of approximately $21.0 to $25.0 million in cash during 2001. Approximately $8.0 to $10.0 million of the excess plan assets are expected to be utilized to establish a new qualified plan and the remainder will be used to reduce bank debt.

In November 2000, NASDAQ notified the Company that its share price failed to maintain the requirement for minimum market value of public float of $5.0 million. The Company applied for the transfer to the NASDAQ SmallCap Market. The application was approved and the transfer was made in December 2000. The Company's shares are now listed on The NASDAQ SmallCap Market.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning on December 31, 2000. The Company anticipates that the new standard will not have a significant impact on the results of operations and financial condition of the Company.

SEASONALITY OF BUSINESS

In total, the Company's net sales are generally not seasonal. However, earnings from operations tend to be higher in the fourth quarter due to the proportionately higher retail sales that include both a wholesale and a retail margin.

FOREIGN CURRENCY

The Company's export sales are denominated in United States dollars, and its international sales other than export sales are denominated in the local currency of each jurisdiction in which Florsheim's foreign operations are located. The effects of foreign currency devaluation relative to the dollar in both Southeast Asia and Australia negatively impacted operating results in fiscal 2000. The majority of purchases by the Company from foreign sources are denominated in United States dollars. The Company does not enter into forward contracts to hedge currency risks when import transactions are denominated in other currencies.

EURO CONVERSION

In January 1999, eleven of the member countries of the European Monetary Union converted from their sovereign currencies to a common currency, the Euro. At that time, fixed conversion rates between the legacy currencies and the Euro were set. The legacy currencies will remain legal tender through July 1, 2002. Beginning July 1, 2002, Euro denominated currency will be issued. No later than July 1, 2002, the participating countries will withdraw bills and coins so that the legacy currencies will no longer be considered legal tender. The Company does not expect the conversion will have a material impact on its operating results or financial condition.

INFLATION

The Company does not believe that inflation has had a material impact on sales or operating results during the periods covered in this discussion.

FORWARD LOOKING STATEMENTS

When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Readers are cautioned not to place reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, as well as the Company's periodic reports with the Securities Exchange Commission.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks. The Company is exposed to potential gains or losses from currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the Canadian dollar and the Australian dollar. The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. The Company has not historically entered into forward contracts to hedge currency risks.

Interest rate risk is managed through a combination of fixed rate and variable rate debt with varying maturities. All material components of debt are denominated in U.S. dollars. At December 30, 2000, variable rate debt was approximately $75.5 million.

A hypothetical 10 percent increase to the average interest rate under the Credit Facility in fiscal 2000 would result in an increase in interest expense of approximately $825.

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

ITEM 8. FINANCIAL DATA AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS:                                        PAGE
                                                                          ----
     Consolidated Balance Sheet at December 30, 2000 and
        January 1, 2000...............................................      20

     Consolidated Statement of Operations and Comprehensive
        Loss for the Fiscal Years Ended December 30, 2000,
        January 1, 2000 and January 2, 1999...........................      21

     Consolidated Statement of Cash Flows for the Fiscal Years
        Ended December 30, 2000, January 1, 2000 and January 2, 1999..      22

     Consolidated Statement of  Shareholders' Equity for the
        Fiscal Years Ended December 30, 2000, January 1, 2000,
        and January 2, 1999...........................................      23

     Notes to Consolidated Financial Statements.......................      24

     Independent Auditors' Report.....................................      48

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

   Schedule II - Valuation and qualifying accounts....................      47

FLORSHEIM GROUP INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

==============================================================================

ASSETS                                           December 30,      January 1,
Current assets:                                      2000             2000
                                                -------------    -------------
   Cash and cash equivalents                    $       3,171    $       5,675
   Receivables, less allowances of $3,523
    at December 30, 2000 and $1,475
    at January 1, 2000                                 15,728           30,163
   Inventories                                         57,827           70,964
   Deferred income taxes                                7,300            5,539
   Prepaid expenses and other current assets            4,640            5,543
                                                -------------    -------------
Total current assets                                   88,666          117,884

Property, plant and equipment:
    Buildings and improvements                         19,921           22,357
    Machinery and equipment                            40,210           38,066
                                                -------------    -------------
                                                       60,131           60,423
    Less: accumulated depreciation                    (33,963)         (27,898)
                                                -------------    -------------
Net property, plant and equipment                      26,168           32,525
Deferred income taxes                                  24,924           16,623
Other assets                                           31,932           30,258
                                                -------------    -------------

Total assets                                    $     171,690    $     197,290
                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank credit facilities, current             $      28,157    $      23,767
    Accounts payable                                   16,808           11,175
    Accrued employee compensation                       2,873            3,706
    Accrued interest expense                            1,127            1,104
    Other accrued expenses                             11,881            8,795
                                                -------------    -------------
Total current liabilities                              60,846           48,547
                                                -------------    -------------

Bank credit facility, long-term                        60,000           65,000
Long-term debt                                         18,412           18,412
Accrued postretirement benefits other
   than pension                                        16,847           17,741
Other long-term liabilities                             2,113            2,942
                                                -------------    -------------
Total liabilities                                     158,218          152,642
                                                -------------    -------------

Shareholders' Equity:
   Common Stock, 20,000 shares authorized,
     without par value, $1.00 stated
     value, 8,484 shares issued and
     outstanding at December 30, 2000
     and January 1, 2000                                8,484            8,484
   Paid-in capital                                     50,869           50,644
   Accumulated other comprehensive loss -
     cumulative translation adjustment                 (3,367)          (2,760)
   Accumulated deficit                                (42,514)         (11,720)
                                                -------------    -------------
Total shareholders' equity                             13,472           44,648
                                                -------------    -------------

Total liabilities and shareholders' equity      $     171,690    $     197,290
                                                =============    =============


See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FISCAL YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)

==============================================================================


                                                                Fiscal Year Ended
                                                -----------------------------------------------
                                                 December 30,      January 1,       January 2,
                                                     2000             2000            1999
                                                -------------    -------------    -------------
Net sales                                       $     205,222    $     245,726    $     244,895
Cost of sales                                         120,110          136,904          133,187
Non-recurring cost of sales                             3,144            2,646            2,132
                                                -------------    -------------    -------------

Gross profit                                           81,968          106,176          109,576
Selling, general and administrative expenses           98,872          104,284          101,378
Non-recurring selling, general and
   administrative expenses                             11,130            2,376            1,129
                                                -------------    -------------    -------------

Earnings (loss) from operations                       (28,034)            (484)           7,069
Interest expense, net                                  12,997           10,423            8,699
Other income (expense), net                               730             (105)             677
                                                -------------    -------------    -------------

Loss before income taxes and extraordinary item       (40,301)         (11,012)            (953)
Income tax benefit                                     (9,507)          (3,394)            (394)
                                                -------------    -------------    -------------

Loss before extraordinary item                        (30,794)          (7,618)            (559)
Extraordinary item (net of income tax
   benefit of $418)                                         -             (750)              -
                                                -------------    -------------    -------------

Net loss                                              (30,794)          (8,368)            (559)
Other comprehensive loss -
   foreign currency translation adjustment               (607)            (425)            (714)
                                                -------------    -------------    -------------
Comprehensive loss                              $     (31,401)   $      (8,793)   $      (1,273)
                                                =============    =============    =============

Basic and diluted loss per share:
   Loss before extraordinary item               $       (3.63)   $       (0.90)   $       (0.07)
   Extraordinary item                                       -            (0.09)               -
                                                -------------    -------------    -------------
   Net loss                                     $       (3.63)   $       (0.99)   $       (0.07)
                                                =============    =============    =============

Weighted average number of shares outstanding -
   basic and diluted                                    8,484            8,456            8,454
                                                =============    =============    =============


See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999 (IN THOUSANDS)

==============================================================================

                                                               Fiscal Year Ended
                                                -----------------------------------------------
                                                 December 30,      January 1,       January 2,
                                                     2000             2000            1999
                                                -------------    -------------    -------------

Cash flows from operating activities:
   Net loss                                     $     (30,794)   $      (8,368)   $        (559)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
     Gain on disposal of assets                          (234)          (1,219)            (102)
     Depreciation and amortization                      8,858            6,245            4,937
     Deferred income taxes                            (10,062)          (4,591)          (1,054)
     Extraordinary loss                                     -              750                -
     Noncash interest and other expenses                1,346              653              431
     Changes in operating assets
       and liabilities:
       Receivables                                     15,145            3,207           (6,776)
       Inventories                                     13,137            8,891            1,134
       Prepaid expenses and other assets               (1,546)          (2,296)          (6,769)
       Accounts payable, accrued interest
         expense and other accrued expenses             5,858           (3,466)           5,079
       Other long-term liabilities                     (1,723)          (1,750)          (1,413)
                                                -------------    -------------    -------------
   Net cash used in operating activities                  (15)          (1,944)          (5,092)
                                                -------------    -------------    -------------

Cash flows from investing activities:
   Proceeds from disposal of assets                       725              469            1,136
   Capital expenditures                                (2,309)          (8,462)         (10,308)
                                                -------------    -------------    -------------
   Net cash used in investing activities               (1,584)          (7,993)          (9,172)
                                                -------------    -------------    -------------

Cash flows from financing activities:
   Proceeds from initial borrowing under
     bank credit facility                                   -           87,192                -
   Deferred financing fees on bank
     credit facility                                     (500)          (3,086)               -
   Retirement of former bank credit facility                -          (84,000)               -
   Borrowings under former bank credit facility             -            8,000           33,700
   Repayments on former bank credit facility                -           (1,000)         (19,700)
   Borrowings under new bank credit facility          196,174           86,066                -
   Repayments under new bank credit facility         (199,402)         (84,491)               -
   Increase in other long-term debt                     2,823                -                -
                                                -------------    -------------    -------------
   Net cash provided by (used in)
     financing activities                                (905)           8,681           14,000
                                                -------------    -------------    -------------

   Net decrease in cash and cash equivalents           (2,504)          (1,256)            (264)
Cash and cash equivalents at beginning
   of period                                            5,675            6,931            7,195
                                                -------------    -------------    -------------
Cash and cash equivalents at end of period      $       3,171    $       5,675    $       6,931
                                                =============    =============    =============

Supplemental disclosure:
   Cash payments for income taxes, net          $         808    $         386    $       1,272
   Cash payments for interest                          11,608            9,647            8,362


See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999 (IN THOUSANDS)

==============================================================================


                                          Common Stock             Accumulated
                               ---------------------------------      Other                      Total
                                 Number of              Paid in   Comprehensive  Accumulated  Shareholders'
                                  Shares      Amount    Capital       Loss         Deficit       Equity
                               -----------  ---------  ---------  -------------  -----------  -------------

Balance at January 3, 1998           8,413  $   8,413  $  50,483  $      (1,621) $    (2,793) $      54,482

Net loss                                 -          -          -              -         (559)          (559)

Foreign currency translation             -          -          -           (714)           -           (714)

Exercise of stock options               41         41         97              -            -            138
                               -----------  ---------  ---------  -------------  -----------  -------------

Balance at January 2, 1999           8,454      8,454     50,580         (2,335)      (3,352)        53,347

Net loss                                 -          -          -              -       (8,368)        (8,368)

Foreign currency translation             -          -          -           (425)           -           (425)

Exercise of stock options               30         30         64              -                          94
                               -----------  ---------  ---------  -------------  -----------  -------------

Balance at January 1, 2000           8,484      8,484     50,644         (2,760)     (11,720)        44,648

Net loss                                 -          -          -              -      (30,794)       (30,794)

Foreign currency translation             -          -          -           (607)           -           (607)

Issuance of common stock
   warrants                              -          -        225              -            -            225
                               -----------  ---------  ---------  -------------  -----------  -------------

Balance at December 30, 2000         8,484  $   8,484  $  50,869  $      (3,367) $   (42,514) $      13,472
                               ===========  =========  =========  =============  ===========  =============


See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
===============================================================================

(1)  Basis of Presentation


     Nature of Business

     Florsheim Group Inc. and its subsidiaries ("Florsheim" or the "Company") design, market, source and distribute a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.

     Reclassifications

     Certain amounts in the Company's historical financial statements have been reclassified to be consistent with the presentation in the current period.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  SIGNIFICANT ACCOUNTING POLICIES


     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company holds a 26% interest in a manufacturer in India, which provides shoes to Florsheim on an exclusive basis. The Company uses the equity method of accounting to account for this investment.

     Fiscal Year

     Florsheim's fiscal year end is the Saturday closest to December 31. For purposes of these consolidated financial statements, fiscal 2000 refers to the 52 week period ended December 30, 2000, fiscal 1999 refers to the 52 week period ended January 1, 2000 and fiscal 1998 refers to the 52 week period ended January 2, 1999.

     Cash and Cash Equivalents

     Cash and cash equivalents represent cash and short term, liquid investments with an original maturity of three months or less.

     Inventories

     Inventories are stated at the lower of cost or market (first-in, first-out method) or net realizable value.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized, while normal repairs and maintenance are expensed as incurred. For financial reporting purposes, Florsheim utilizes both accelerated and straight-line methods of computing depreciation and amortization. Such expense is computed based on the estimated useful lives of the respective assets, which generally range

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
===============================================================================


     from 34 to 50 years for buildings, 2 to 18 years for leasehold improvements, 10 years for machinery and equipment, 2 to 18 years for furniture and fixtures, and 3 to 5 years for computer equipment and software.

     Revenue Recognition

     The Company recognizes revenue at a wholesale level as products are shipped to customers. The Company records revenue at the point of sale for the retail stores. E-commerce and catalog sales are also recognized as revenue at the time of shipping.

     Advertising

     Advertising costs are expensed as incurred. These expenses were $4,639, $7,376 and $7,027 in fiscal 2000, 1999, and 1998, respectively.

     Income Taxes

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Stock-Based Compensation

     The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which allows entities to continue to apply the measurement provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value based method defined in SFAS No. 123 had been applied.

     Postretirement Benefits other than Pensions

     Florsheim recognizes the cost of post retirement benefits as they are earned over an employee's service period with the Company.

     Foreign Currency Translation

     The accounts of the foreign subsidiaries have been translated from their functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of shareholders' equity.

     Comprehensive Income

     The Company reports comprehensive loss in accordance with the requirements of Statement of Financial Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income, which includes foreign currency translation adjustments and certain other types of changes in shareholders' equity that result from non-owner sources. Accumulated other comprehensive loss at December 30, 2000, January 1, 2000 and January 2, 1999 is comprised of foreign currency translation adjustments.

     Earnings Per Share

     The Company presents basic and diluted earnings/loss per share. Basic earnings excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted earnings per share do not include securities in instances where they would be antidilutive.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

     There are no adjustments to basic and diluted weighted average shares outstanding or to earnings before extraordinary item, extraordinary item, or net earnings.

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

     Pursuant to its review of the retail store operations, the Company has recorded impairment charges related to the long-lived assets of certain retail stores in selling, general and administrative expenses of $1,476 in fiscal 2000 and $256 in fiscal 1998. There was no impairment charge in 1999.

     Barter Transactions

     During fiscal 1997 and 1998, the Company entered into non-cash transactions with a third party whereby Florsheim would exchange excess inventory for advertising and media credits. In September 2000, the Company recorded a charge of $2,484 related to the write-off of the then outstanding amount of barter credits. See Note 3. At January 1, 2000, barter credits of $2,492 were included in prepaid expenses and other current assets at a cost that was consistent with the value of the inventory surrendered.

     Accounting for Computer Software

     During 1998, the Company adopted the provisions of AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on the capitalization of certain internal costs as they relate to software developed or implemented for internal use. Florsheim capitalized approximately $135, $1,100 and $1,000 of internal costs in connection with its SAP software implementation in fiscal years 2000, 1999 and 1998, respectively.

     Capitalized Software costs of $2,051 were accrued at December 30, 2000 and are treated as a non-cash investing activity in the Consolidated Statement of Cash Flows.

(3)  Non-recurring Costs

     In the fourth quarter of fiscal 1998, the Company recorded charges of $3,261 related to the closing of 46 retail locations in 1998, and the planned closings of 30 locations in 1999. These charges were taken in connection with the Company's plan to shut down non-contributing locations and to liquidate the inventory in place. The plan for the 1999 stores closings involved a "going-out-of-business" pricing policy and merchandise presentation in a specified period preceding the shut down.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

     The following table summarizes the costs reflected in the 1998 Consolidated Statement of Operations. The $2,132 amount reflected as non-recurring cost of sales is principally related to the liquidation of inventory and the $1,129 reflected as non-recurring selling, general and administrative expenses consists of fixed asset write-downs and incremental operating expenses. A summary of the charges is as follows:


                                          Stores         Stores
                                         Closed in     Closed in
                                            1998          1999         Total
                                        -----------   -----------   -----------
     Fixed asset write downs            $       140   $        99   $       239
     Store incremental
       operating expenses                       205           685           890
     Provision for inventory write down
       to net realizable value                   94         2,038         2,132
                                        -----------   -----------   -----------
     Total effect of restructuring
       charges                          $       439   $     2,822   $     3,261
                                        ===========   ===========   ===========


     The fixed asset write-downs were for store fixtures and leasehold improvements, which were disposed of or abandoned upon exiting the locations. Store closing expenses were primarily incremental administrative and store salaries and other costs incurred in connection with the wind-down of store operations. The inventory write-down was for the adjustment of the carrying value of store merchandise to the expected net realizable value during the sale.

     In fiscal 1999, the Company recognized non-recurring charges of $5,022. These non-recurring charges include $2,646 of cost of sales charges and $2,376 of selling, general and administrative charges. The non-recurring cost of sales charges included charges totaling $2,000 for the closing of the Cape Girardeau, Missouri manufacturing facility. These charges included the write-down of certain inventory and property, plant and equipment to net realizable value and included severance that related to 186 employees at the facility plus other certain supporting personnel. Also included in non-recurring cost of sales was $646 in charges for the write-down of certain Golf inventory. The non-recurring selling, general and administrative charges included a $1,100 charge related to the resignation of the Company's former chairman and costs related to the Company's review of strategic alternatives, charges totaling $365 for the write-down of certain Golf related receivables to net realizable value, severance charges of $195 related to the Golf and other corporate personnel and $716 for the downsizing of the Company's corporate headquarters and New York showroom.

     In fiscal 2000, the Company recognized non-recurring charges of $14,274. These non-recurring charges include $3,144 of cost of sales charges and $11,130 of selling, general and administrative charges. The non-recurring cost of sales charges included a $1,179 write-down of the remaining raw materials inventory related to the closing of the Cape Girardeau manufacturing facility, a $1,631 write-down of the Golf raw materials and finished goods inventory to fair market value and a $334 charge for the write-down of the Joseph Abboud finished goods to fair market value as a result of the Company's decision to exit the product line. The non-recurring selling, general and administrative expenses included a $2,484 charge to write-off barter credits, charges totaling $1,010 for the downsizing of the Company's corporate headquarters, $2,921 in severance charges for 56 employees at the Company's corporate headquarters and Jefferson City distribution center, $2,200 in charges to expense unrecognized prior service costs related to the curtailment and termination of the Company's pension plan, a $751 charge related to expenses under the contractual commitments that will not be recovered by future revenue streams,

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

     charges totaling $705 to increase bad debt reserve due mainly to closing the golf product line, a $700 provision for increases in the estimate for deductions arising prior to fiscal 2000 and a $359 charge for the recognition of contractual commitments with no future benefits related to the Joseph Abboud product line.



The following table summarizes the costs reflected in the fiscal 2000 and 1999 Consolidated Statement of Operations and Comprehensive Loss and the related accrual balances included in the Consolidated Balance Sheets for the years then ended.

                                                Fiscal 1999                             Fiscal 2000
                                 ----------------------------------------  --------------------------------------
                                                                Accrual                                Accrual
                                                                Balance                                Balance
                                                  Amounts         at                      Amounts         at
                                                  Charged      January 1,                 Charged    December 30,
                                  Provision     To Accrual       2000       Provision   To Accrual       2000
                                 -----------   -------------  -----------  -----------  -----------  ------------
Resignation/Strategic Study
   Legal and professional fees   $       432   $        (178) $       254  $         -  $       (87) $        167
   Employee related expenses             668            (303)         365            -         (351)           14
                                 -----------   -------------  -----------  -----------  -----------  ------------
                                       1,100            (481)         619            -         (438)          181
                                 -----------   -------------  -----------  -----------  -----------  ------------
Cape Girardeau Closing
   Inventory write-offs                  690             (80)         610        1,334       (1,230)          714
   Plant and equipment costs             606            (169)         437         (250)        (127)           60
   Employee related expenses             704            (138)         566           95         (652)            9
                                 -----------   -------------  -----------  -----------  -----------  ------------
                                       2,000            (387)       1,613        1,179       (2,009)          783
                                 -----------   -------------  -----------  -----------  -----------  ------------
Facility Downsizing/Golf Sale
   Inventory write-offs                  646            (346)         300        1,631       (1,651)          280
   Receivables allowance                 365               -          365          705         (378)          692
   Aged deductions charge                  -               -            -          700         (700)            -
   Facilities charges                    716            (440)         276        1,010         (295)          991
   Employee related expenses             195               -          195        2,921       (1,227)        1,889
                                 -----------   -------------  -----------  -----------  -----------  ------------
                                       1,922            (786)       1,136        6,967       (4,251)        3,852
                                 -----------   -------------  -----------  -----------  -----------  ------------
Other costs
   Barter credit write-offs                -               -            -        2,484       (2,484)            -
   Defined benefit plan
     curtailment                           -               -            -        2,200       (2,200)            -
   Contractual commitments                 -               -            -          751            -           751
                                 -----------   -------------  -----------  -----------  -----------  ------------
                                           -               -            -        5,435       (4,684)          751
                                 -----------   -------------  -----------  -----------  -----------  ------------
Joseph Abboud product line
   Inventory write-offs                    -               -            -          334            -           334
   Contractual commitments                 -               -            -          359         (175)          184
                                 -----------   -------------  -----------  -----------  -----------  ------------
                                           -               -            -          693         (175)          518
                                 -----------   -------------  -----------  -----------  -----------  ------------

              Total              $     5,022   $      (1,654) $     3,368  $    14,274  $   (11,557) $      6,085
                                 ===========   =============  ===========  ===========  ===========  ============



FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

(4)  INVENTORIES

     Inventories consisted of the following:

                                            December 30,         January 1,
                                                2000                2000
                                            -------------       -------------

       Retail merchandise                   $      27,884       $      34,329
       Finished products                           29,769              32,682
       Raw materials                                  174               3,953
                                            -------------       -------------
                                            $      57,827       $      70,964
                                            =============       =============


(5)  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                            December 30,          January 1,
                                                2000                2000
                                            -------------       -------------

       12-3/4% Senior Notes due 2002        $      18,412       $      18,412
       Bank credit facility-long term              60,000              65,000
                                            -------------       -------------
                                            $      78,412       $      83,412
                                            =============       =============


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

     Bank Credit Facility

     In August 1999, the Company refinanced its existing indebtedness with a three year, $110,000 credit facility, which was most recently amended in November 2000 (the "Credit Facility"). Borrowings under this Credit Facility were $85,538 at December 30, 2000 and $88,767 at January 1, 2000, and are subject to borrowing base availability ($101,805 at December 30, 2000 and $102,490 at January 1, 2000). Borrowings of $25,538 and $23,767
     were classified as current at December 30, 2000 and January 1, 2000, respectively.

     The borrowing base availability consists of eligible accounts receivable and inventory as defined in the credit agreement, fixed asset and intellectual property as also defined in the credit agreement ("FAIP"), $15,000 of additional availability ("Additional Availability") and $10,000 of Tranche B availability ("Tranche B"). The FAIP availability ($33,200 at December 30, 2000 and $35,000 at January 1, 2000) is reduced by $900 on a quarterly basis. Borrowings under the Additional Availability are due upon the earlier of the expiration of the Credit Facility in August 2002, or subject to certain conditions, upon the realization of net cash proceeds

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

     from the reversion of excess assets associated with the curtailment and termination of the Company's defined benefit plan, as further disclosed in
     Note 9. Tranche B amortizes at the rate of $2,000 per month, commencing upon the paydown of amounts outstanding under the Additional Availability, subject to the Company not having less than $5,000 of excess availability, as defined, upon such reduction. Reductions under the FAIP, Additional Availability, and Tranche B availability sublimits do not reduce the total $110,000 availability under the credit agreement.

     Interest on Tranche B borrowings is 11.5%. Interest on the remaining outstanding borrowings (10.2% at December 30, 2000 and 9.4% at January 1,
     2000) is based on alternative floating rate structures, at the Company's option, and various covenant ratios.

     The Credit Facility is secured by substantially all domestic accounts receivable, inventory and property, plant and equipment, as well as the capital stock of certain foreign subsidiaries. The Credit Facility requires a minimum quarterly EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other non-cash items and other non-recurring items) to interest expense ratio, commencing in the quarter ended December 30, 2000. The Credit Facility also provides covenants related to the ratios of senior debt to EBITDA, commencing in the fiscal year ending December 29, 2001. In addition, the Credit Facility places various other restrictions, including limitations on the incurrence of additional indebtedness as well as the termination of the Company's defined benefit plan and the reversion of the plan's excess assets to the Company. The Company was in compliance with the covenants at December 30, 2000.

     The Credit Facility provides for an unused line fee of 0.375% per annum. Letters of credit are permitted by the Credit Facility, but reduce the amount of availability. Outstanding letters of credit were $6,168 at December 30, 2000 and $7,183 at January 1, 2000.

     In connection with the amendment to the Credit Facility in November 2000, the Company paid an amendment fee of $250, and agreed to pay $250 each in April and November for as long as there are borrowings outstanding under the Additional Availability. The Company also issued to the participants in the Credit Facility, warrants to purchase 425,000 shares of common stock of the Company at $1.35 per share. The warrants expire in November 2005. Credit support for up to $7,500 of the Additional Availability is being provided by Florsheim's two principal shareholders.

     The fair market value of the warrants issued was $225 and was recorded as paid in capital and as a discount on the face amount of the debt.

     In 1999, the Company recorded an extraordinary charge of $750 (net of tax benefits of $418) related to the write-off of deferred financing fees associated with the former credit facility.


     Other Debt

     In January 2000, the Company's Australian subsidiary ("Florsheim Australia") entered into a five year, $6,100 credit facility with an Australian bank. The facility provides for a $3,800 term loan, a $1,000 overdraft facility, a $750 letter of credit and certain other facilities. The term loan facility bears interest based on alternative floating rate structures at the Company's option (7.5% at December 30, 2000). At December 30, 2000, Florsheim Australia was in default with respect to certain covenants related to interest coverage ratios. The Company has received a letter from the bank acknowledging the violation and preserving the banks rights under the credit agreement to take action at a future time. The bank has indicated it does not intend to take any action at the present time. Borrowings under the credit facility at December 30, 2000 were $2,823 and have been classified as current due to the covenant violation.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================


(6)  CAPITAL STOCK

     Preferred Stock

     The Company's restated certificate of incorporation includes authorization to issue up to two million shares of no par value, preferred stock. No preferred stock has been issued.


     Common Stock

     The Company's restated certificate of incorporation includes authorization to issue up to 20 million shares of common stock.

     The holders of the common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. Subject to preferential rights that may be applicable to any preferred stock (none of which had been issued as of December 30, 2000), holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. However, it is not presently anticipated that dividends will be paid on common stock in the foreseeable future. At December 30, 2000, the Company was prohibited from paying dividends under the terms of its bank Credit Facility.

     Common Stock Warrants

     In November 2000, the Company amended its bank Credit Facility and issued 425,000 common stock purchase warrants to the three participants in the Company's bank group. The warrants are exercisable at $1.35 per share and expire in November 2005. All of the warrants are outstanding at December 30, 2000.


(7)  STOCK OPTION PLANS

     The Florsheim Shoe Company 1994 Stock Option Plan

     In 1994, the Company adopted The Florsheim Shoe Company 1994 Stock Option Plan (the "Option Plan"). The Option Plan was amended and approved by the shareholders during the Company's 2000 Annual shareholders meeting. The Option Plan authorizes grants of options to purchase up to 1,000,000 shares of common stock. Stock options may be granted with an exercise price below the stock's fair market value at the grant date. All outstanding stock options have ten year terms and vest and become fully exercisable after three to five years from the date of grant.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. No compensation cost has been recognized for the Option Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant date for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the resulting reduction in the Company's net income and earnings per share would not have been significant.

     At December 30, 2000, options to purchase 845,250 shares of common stock were outstanding and 158,600 options were exercisable. The per share weighted-average fair value of stock options granted during 2000, was $4.60 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of five years.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

     At January 1, 2000, options to purchase 440,850 shares of common stock were outstanding and 179,350 options were exercisable. Options to purchase 79,000 shares were granted in 1999. The per share weighted-average fair value of stock options granted during 1999 was $2.38 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.03%, stock volatility rate of 50.0%, expected turnover rate of 3.35% and an expected life of five years.

     At January 2 1999, options to purchase 415,000 shares of common stock were outstanding and 170,250 options were exercisable. Options to purchase 5,000 shares were granted in fiscal 1998 and were cancelled prior to January 2, 1999.


     The Charles J. Campbell Stock Option Plan

     In 1995 the Company adopted the Charles J. Campbell Stock Option Plan (the "Campbell Plan") in connection with the hiring of its then Chairman of the Board. The Campbell Plan authorized the issuance of options to purchase 250,000 shares of common stock, all of which were granted in 1995 at prices ranging from $5.00 to $10.00 per share. All of the options were cancelled in fiscal 1999 upon Mr. Campbell's resignation, and the plan was terminated in fiscal 2000.


     The Florsheim Group Inc. Consultants Stock Option Plan

     In 1997, the Company adopted The Florsheim Group Inc. Consultants Stock Option Plan (the "Consultants Plan"). The Consultants Plan authorizes grants of options to purchase an aggregate of 100,000 shares of common stock to certain outside consultants and advisors. At December 30, 2000 there were no options outstanding under the Consultants Plan. At January 1, 2000, options to purchase 7,000 shares of common stock were outstanding, and 4,000 shares were exercisable. No options were granted in fiscal 1999 under the Consultants Plan. At January 2, 1999, options to purchase 10,000 shares of common stock were outstanding, and 2,000 were exercisable. No options were granted in fiscal 1998 under the Consultants Plan.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

       Stock option activity is as follows:

                                                                  Weighted-
                                                Number             Average
                                                  of              Exercise
                                                Shares             Price
                                            -------------       -------------

       Balance at January 3, 1998                 835,750       $        6.38
         Granted                                    5,000                9.25
         Exercised                                (40,750)               3.31
         Cancelled                               (125,000)               6.60
                                            -------------       -------------

       Balance at January 2, 1999                 675,000                6.54
         Granted                                   79,000                4.84
         Exercised                                (30,000)               3.19
         Cancelled                               (283,150)               7.45
                                            -------------       -------------

       Balance January 1, 2000                    440,850                5.91
         Granted                                  585,000                4.60
         Exercised                                      -                   -
         Cancelled                               (180,600)               6.65
                                            -------------       -------------

       Balance December 30, 2000                  845,250       $        4.85
                                            =============       =============


The following table summarizes information about fixed price stock options outstanding and exercisable at December 30, 2000:


            Range                             Average       Weighted                Weighted
             of                              Remaining       Average                Average
          Exercise          Options      Contractual Life   Exercise     Options    Exercise
           Prices         Outstanding       (in Years)        Price    Exercisable    Price
       ---------------   -------------   ----------------   --------   -----------  --------
       $ 0.00 -   1.49          78,000          9.9         $   1.06             -         -
       $ 1.49 -   2.98          78,000          9.5             1.94             -         -
       $ 2.98 -   4.46         136,666          6.7             3.59        45,000  $   3.23
       $ 4.46 -   5.95         317,417          7.2             5.02        88,700      5.13
       $ 5.95 -   7.44          28,000          7.3             6.29         7,200      6.30
       $ 7.44 -   8.93         202,917          8.9             7.58        14,550      8.00
       $ 13.39 - 14.88           4,250          3.1            14.88         3,150     14.88
                         -------------                                 -----------
                               845,250                                     158,600
                         =============                                 ===========


FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

(8)  Income Taxes

     Income tax expense (benefit) was comprised of the following:

                                          Fiscal Year Ended
                        ------------------------------------------------------
                         December 30,         January 1,          January 2,
                            2000                2000                1999
                        ---------------    ----------------    ---------------
     Current:
       Federal          $        -         $        -          $        -
       State and local         201                 39                  47
       Foreign                 354                709                 613
                        ---------------    ----------------    ---------------
                               555                748                 660
     Deferred              (10,062)            (4,560)             (1,054)
                        ---------------    ----------------    ---------------
                        $   (9,507)        $   (3,812)         $     (394)
                        ===============    ================    ===============




     The following table reconciles the difference between the U.S. federal corporate statutory rate and Florsheim's effective tax rate on the loss before extraordinary items:

                                              Fiscal Year Ended
                                      ------------------------------------------
                                      December 30,     January 1,     January 2,
                                         2000            2000           1999
                                      ------------    -----------    -----------
     Federal corporate statutory rate      35.0%         35.0%          35.0%
     State and local
       income taxes, net of Federal
       tax benefit                         (0.5)         (0.3)          (5.0)
     Foreign taxes, including
       foreign currency
       translation effects                 (0.4)          5.5           10.5
     Adjustments for foreign tax
       credits and foreign
       dividend income                     (2.9)         11.1           13.9
     Nontaxable foreign income                -          (8.8)         (15.0)
     Change in valuation allowance         (6.0)        (10.8)             -
     Other                                 (1.6)         (0.9)           1.9
                                      ------------    -----------    -----------
     Effective tax rate                    23.6%         30.8%          41.3%
                                      ============    ===========    ===========

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

   The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

                                         December 30,        January 1,
                                               2000             2000
                                         ------------       ------------
     Deferred tax assets:
       Fair value adjustment             $      2,409       $      2,773
       Employee postretirement benefits         6,229              6,542
       Expense accruals                         4,648              3,448
       Rent abatement                             226                501
       Intangibles                                532                521
       Valuation reserves                       1,829                793
       Plant and equipment                        508              1,334
       Inventory costs capitalized                422                640
       Net operating loss carryforwards        25,492              9,994
       Foreign tax credits                      4,491              6,002
       Barter credits                               -                272
       Restructuring accruals                       -                  3
       Other                                       46                 79
                                         ------------       ------------
     Total gross deferred tax assets           46,832             32,902
       Valuation allowance                     (3,740)            (1,306)
                                         ------------       ------------
         Net deferred tax assets               43,092             31,596
                                         ------------       ------------
     Deferred tax liabilities:
       Employee benefit plans                 (10,868)            (9,434)
                                         ------------       ------------

     Net deferred tax assets             $     32,224       $     22,162
                                         ============       ============


     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The $3,740 valuation allowance at December 30, 2000 represents unrealizable foreign tax credits expiring in fiscal 2001 and beyond. The $1,306 valuation allowance at January 1, 2000 represents unrealizable foreign tax credits which expired in fiscal 2000. Management believes sufficient taxable income will be generated from future operations to realize the benefits of the remaining net deferred tax assets. At December 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes through 2020, and foreign tax credit carryforwards that expire through 2004.

(9)  EMPLOYEE BENEFIT PLANS

     Florsheim maintains non-contributory defined benefit pension plans covering the majority of its employees and retirees. Annual cost for Company defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. It is Florsheim's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts.

     In October 2000, the Company's Board of Directors authorized the termination and curtailment of benefits under the Company's defined benefit pension plan; and the reversion of excess plan assets to the Company subject to approval by the Internal Revenue Service and Pension Benefit Guaranty Corporation. The Company curtailed benefits and terminated the existing plan effective December 2000 and February 2001, respectively. Related to the curtailment, the Company recorded a $2,200 charge, included in non-recurring selling, general and administrative expense, to expense unrecognized prior service costs.

FLORSHEIM GROUP INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

     The Company intends to purchase annuities or make lump sum payments for the obligations under the plan and upon obtaining approval of the termination plan and the excess asset reversion from the above noted government agencies.

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

     As a result of the emergence from bankruptcy of the Company and its former parent, Interco Incorporated, in August 1992, the Company adopted "fresh start" reporting, pursuant to AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result, the effects of revaluing pension plan assets are separately identified in sections of the table for the Company's pension and post-retirement plans, which are disclosed in the following:

                                                    Pension Benefits                Postretirement Benefits
                                             ------------------------------    -------------------------------
                                                  2000            1999              2000             1999
                                             -------------    -------------    -------------    --------------
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year $      78,308    $      85,262    $      12,773    $       13,235
     Service cost                                      820            1,169               63               275
     Interest cost                                   5,156            5,361              712               913
     Actuarial (gain)/loss                          (3,760)          (6,666)          (2,435)              391
     Benefits paid                                  (6,538)          (6,461)          (1,020)           (1,301)
     Effect of curtailment                            (576)            (357)               -              (740)
                                             -------------    -------------    -------------    --------------
     Benefit obligation at end of year       $      73,410    $      78,308    $      10,093    $       12,773
                                             =============    =============    =============    ==============


     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning
        of year                              $     125,683    $     117,580    $       3,823    $        3,596
     Actual return on plan assets                     (732)          14,428              294               181
     Company contributions                             134              136              736             1,347
     Benefits paid from plan assets                 (6,538)          (6,461)          (1,020)           (1,301)
                                             -------------    -------------    -------------    --------------
     Fair value of plan assets at
       end of year                           $     118,547    $     125,683    $       3,833    $        3,823
                                             =============    =============    =============    ==============

     Funded status of plan                   $      45,136    $      47,375    $      (6,260)   $       (8,949)
     Unrecognized net gain                         (14,084)         (23,602)         (10,892)           (8,992)
     Unrecognized prior service cost                -                 3,182             (645)             (750)
                                             -------------    -------------    -------------    --------------
     Prepaid (accrued) benefit cost          $      31,052    $      26,955    $     (17,797)   $      (18,691)
                                             =============    =============    =============    ==============


     AMOUNTS RECOGNIZED IN THE
     CONSOLIDATED BALANCE SHEET
     Prepaid benefit cost                    $      32,325    $      28,266    $           -    $            -
     Accrued benefit liability                      (1,272)          (1,311)         (17,797)          (18,691)
     Fresh start adjustment                         (7,787)          (8,459)               -                 -
                                             -------------    -------------    -------------    --------------
     Net amount recognized                   $      23,266    $      18,496    $     (17,797)   $      (18,691)
                                             =============    =============    =============    ==============


FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

                                                Pension Benefits                      Postretirement Benefits
                                      -------------------------------------  ---------------------------------------
                                                Fiscal Year Ended                        Fiscal Year Ended
                                      -------------------------------------  ---------------------------------------

                                      December 30,   January 1,  January 2,   December 30,  January 1,    January 2,
                                          2000          2000        1999          2000         2000        1999
                                      -------------  ----------  ----------  -------------  -----------  -----------
COMPONENTS OF NET PERIODIC EXPENSE
Service cost                          $         820  $    1,169  $      946  $          63  $       275  $       117
Interest cost                                 5,156       5,361       5,647            712          913          905
Expected return on assets                   (11,028)    (10,297)     (9,441)          (294)        (277)        (302)
Amortization of prior service cost              396         397         378           (105)        (105)        (105)
Amortization of actuarial loss               (1,508)       (241)         30           (534)        (404)        (555)
Fresh start amortization                       (672)       (672)       (672)             -            -            -
                                      -------------  ----------  ----------  -------------  -----------  -----------
Net cost before effect of plan
   curtailment                               (6,836)     (4,283)     (3,112)          (158)         402           60
One time expense due to plant
   closure and plan curtailment               2,200         810           -              -         (757)           -
                                      ------------- -----------  ----------  -------------  -----------  ----------
Net periodic benefit
   expense/(income)                   $      (4,636) $   (3,473) $   (3,112) $        (158) $      (355) $        60
                                      =============  ==========  ==========  =============  ===========  ===========


WEIGHTED AVERAGE ASSUMPTIONS
Discount rate for obligations                  7.25%       7.25%       6.75%          7.25%        7.25%       6.75%
Discount rate for expense                      7.25        6.75        7.25%          7.25         6.75        7.25
Expected return rate on plan assets            9.00        9.00        9.00           8.00         8.00        8.00
Rate of compensation increase                  4.00        4.00        4.00              -            -           -
Health care cost trend rate                       -           -           -           6.00         7.00        8.00



For postretirement benefit plans, Florsheim assumed a 6.0% annual rate of increase in the per capita costs of covered health care benefits (the health care cost trend rate) for 2000 and 6.0% in years thereafter. A one percent increase in the health care cost trend rate would result in an increase in Florsheim's accumulated postretirement benefit obligation as of December 30, 2000 by $78 and increase the interest and service costs by $12 for fiscal 2000. A decrease of 1% would result in decreases of $73 and $11, respectively.

Florsheim has a supplemental pension plan in place with an accumulated obligation in excess of plan assets, which is reflected in the prepaid pension cost above on a net basis. In the Consolidated Balance Sheet they are reported in the Other Liabilities section. The plan covers certain executives of the Company and employees covered under pre-ERISA regulations. As of December 30, 2000 and January 1, 2000, the Projected Benefit Obligation is $1,140 and $1,523; the Accumulated Benefit Obligation is $1,272 and $1,311. There are no assets in the plan.

The Company maintains a 401(k) account that allows employees to contribute a portion of their pre-tax and/or after tax income in accordance with specified guidelines. Florsheim matches a percentage of employee contributions up to certain limits. Florsheim's cost for this plan for fiscal 2000, 1999 and 1998 was $66, $92 and $109, respectively.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

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

                                               Fiscal Year Ended
                                      ------------------------------------
                                      December 30,  January 1,  January 2,
                                          2000         2000        1999
                                      ------------  ----------  ----------
             Basic rentals            $     17,055  $   17,782  $   21,087
             Contingent rentals                111         141         191
                                      ------------  ----------  ----------
                                            17,166      17,923      21,278
             Less:  sublease rentals            88          88           -
                                      ------------  ----------  ----------
                                      $     17,078  $   17,835  $   21,278
                                      ============  ==========  ==========


     Minimum future annual rental commitments under non-cancelable operating leases in each of the five fiscal years 2001 through 2005 are $12,351, $10,715, $9,072, $6,898 and $4,732, respectively, and in aggregate for all lease agreements, $58,508 through the end of the lease terms. At December 30, 2000, Furniture Brands International, Inc. guaranteed future base operating lease payments on behalf of Florsheim of approximately $6.5 million, exclusive of related operating expenses.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of debt are based on closing market prices at year end for the senior notes and on the outstanding balance for the credit facilities:


                                                   December 30, 2000                    January 1, 2000
                                          ---------------------------------     ------------------------------
                                             Carrying           Estimated         Carrying          Estimated
                                              Amount           Fair Value          Amount          Fair Value
                                          --------------    ---------------     -------------    -------------
       12-3/4% Senior Notes due 2002      $       18,412    $         2,578     $      18,412    $      17,860
       Bank credit facility, long-term            60,000             60,000            65,000           65,000



(12) TRANSACTIONS WITH AFFILIATES

     In 1994, a consulting agreement was established with Apollo Advisors, L.P. ("Apollo"), an affiliate of Florsheim's controlling shareholders. Apollo waived its fees under the agreement for the period October 2000 through August 2002. The Company paid $333, $400 and $400 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively, in connection with the consulting agreement.

(13) LITIGATION

     Florsheim is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of Florsheim from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of Florsheim.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

(14) OTHER FINANCIAL DATA

     Items included in other assets are as follows:

                                                 December 30,     January 1,
                                                     2000            2000
                                               ---------------   -------------
       Prepaid pension                         $        24,538   $      19,807
       Investment in unconsolidated subsidiary           4,507           4,980
       Deferred financing costs                            930           1,844
       Other                                             1,957           3,627
                                               ---------------   -------------
       Total other assets                      $        31,932   $      30,258
                                               ===============   =============


     Items included in other accrued expenses are as follows:

                                                 December 30,      January 1,
                                                     2000            2000
                                               ---------------   -------------
       Taxes-general                           $           307   $         327
       Postretirement benefits
         other than pensions                               950             950
       Group insurance                                     650             840
       Accrued selling and advertising costs             1,293           1,757
       Non-recurring costs                               3,995           1,032
       Other                                             4,686           3,889
                                               ---------------   -------------
       Total other accrued expenses            $        11,881   $       8,795
                                               ===============   =============

(15) BUSINESS SEGMENTS

     Effective for 1998 reporting the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments, products and services, geographic areas and major customers. The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. Under the provisions of the standard, Florsheim has three reportable segments: U.S. Wholesale, U.S. Retail and International. U.S. Wholesale distributes footwear to large national retailers, department stores, independent shoe stores and to Company specialty and outlet stores. U.S. Wholesale also includes certain corporate expenses and assets, which are not charged to other reportable segments. U.S. Retail consists of specialty retail shoe shops and outlet stores. International consists of wholesale and retail operations in Australia, Canada, the Pacific Rim, Europe and export business.

     The Company's reportable segments are organized according to the markets that they serve. The segment disclosures are on a basis consistent with internal management reporting. Sales of product from U.S. Wholesale to U.S. Retail and International include a standard mark-up, which is eliminated in consolidation. The cost of certain corporate functions is charged to the segments, however no allocation of debt or income taxes is made to the individual segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

==============================================================================

Operating segment information is as follows:

                                  Fiscal Year Ended                               Fiscal Year Ended
                    --------------------------------------------     -------------------------------------------
                     December 30,    January 1,      January 2,      December 30,   January 1,       January 2,
                         2000           2000            1999            2000(1)        2000(2)         1999(3)
                    -------------   -------------  -------------     -------------  -------------  -------------
                                      Net Sales                            Earnings (Loss) from Operations
                    --------------------------------------------     -------------------------------------------
U. S. Wholesale     $      76,684   $      96,695  $      88,140     $     (19,560) $       1,218  $      14,085
U. S. Retail               88,928         103,141        112,355           (12,034)        (6,242)        (8,959)
International              39,610          45,890         44,400             3,560          4,540          1,943
                    -------------   -------------  -------------     -------------  -------------  -------------
                    $     205,222   $     245,726  $     244,895     $     (28,034) $        (484) $       7,069
                    =============   =============  =============     =============  =============  =============


                            Depreciation and Amortization                       Capital Expenditures
                    --------------------------------------------     -------------------------------------------
U. S. Wholesale     $       3,508   $       2,728  $         853     $         768  $       5,803  $       7,805
U. S. Retail                4,738           2,779          3,335             1,177          1,887          1,825
International                 612             738            749               364            772            678
                    -------------   -------------  -------------     -------------  -------------  -------------
                    $       8,858   $       6,245  $       4,937     $       2,309  $       8,462  $      10,308
                    =============   =============  =============     =============  =============  =============


                                    Total Assets
                    --------------------------------------------
U. S. Wholesale     $      96,089   $     106,501  $     106,615
U.S. Retail                55,833          68,505         70,388
International              19,768          22,284         22,563
                    -------------   -------------  -------------
                    $     171,690   $     197,290  $     199,566
                    =============   =============  =============


(1) Includes charge of $14,274 for costs associated with the disposition of the Golf product line, severance, costs associated with the downsizing of the Company's corporate headquarters, provision for customer deductions, and barter credits.

(2) Includes charge of $5,022 for plant closing expenses, costs associated with the disposition of the Golf product line, severance, costs associated with the downsizing of corporate headquarters and New York showroom space, cost associated with the resignation of the Company's former Chairman and costs related to the Company's evaluation of strategic alternatives.

(3)  Includes charge of $3,261 for retail store closings.


Summary geographic information is as follows:

                                  Fiscal Year Ended                               Fiscal Year Ended
                    --------------------------------------------     -------------------------------------------
                     December 30,     January 1,    January 2,       December 30,     January 1,     January 2,
                         2000           2000           1999              2000           2000           1999
                    -------------   -------------  -------------     -------------  -------------  -------------
                                      Net Sales                                     Total Assets
                    --------------------------------------------     -------------------------------------------
United States       $     165,612   $     199,836  $     200,495     $     151,922  $     175,006  $     177,003
Other                      39,610          45,890         44,400            19,768         22,284         22,563
                    -------------   -------------  -------------     -------------  -------------  -------------
Total               $     205,222   $     245,726  $     244,895     $     171,690  $     197,290  $     199,566
                    =============   =============  =============     =============  =============  =============

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

===============================================================================

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   First            Second            Third            Fourth
                                                  Quarter           Quarter          Quarter           Quarter
                                               -------------    -------------     -------------    -------------
FISCAL YEAR ENDED DECEMBER 30, 2000
   Net sales                                   $      56,221    $      51,560     $      49,986    $      47,455
   Gross profit                                       24,011           24,415            16,499           17,043
   Loss from operations                               (1,382)            (988)          (13,190)         (12,474)
   Net loss                                           (2,477)          (2,387)          (14,529)         (11,401)

   Common stock price range (high-low)         $ 4.50 - 2.78    $ 3.48 - 1.69     $ 2.50 - 0.75    $ 1.66 - 0.50
   Common stock price
     at end of quarter                         $        2.78    $        1.94     $        1.44    $        0.53

Basic and diluted loss per share:
   Net loss (1)                                $       (0.29)   $       (0.28)    $       (1.71)   $       (1.34)
   Weighted average number of
     common shares outstanding                         8,484            8,484             8,484            8,484

FISCAL YEAR ENDED JANUARY 1, 2000
   Net sales                                   $      63,525    $      62,544     $      57,455    $      62,202
   Gross profit                                       30,123           29,747            22,100           24,206
   Earnings (loss) from operations                     3,938            1,525            (3,914)          (2,033)
   Earnings (loss) before extraordinary item             979             (587)           (5,622)          (2,388)
   Extraordinary item                                      -                -              (750)               -
   Net earnings (loss)                                   979             (587)           (6,372)          (2,388)

   Common stock price range (high-low)         $ 7.50 - 4.63    $   8.00-5.38     $   6.00-2.47    $   3.81-2.19
   Common stock price
     at end of quarter                         $        5.44    $        5.63     $        2.47    $        2.81

Basic earnings (loss) per share:
   Earnings (loss) before
     extraordinary item (1)                    $        0.12    $       (0.07)    $       (0.66)   $       (0.28)
   Extraordinary item                                      -                -             (0.09)               -
   Net earnings (loss) (1)                              0.12            (0.07)            (0.75)           (0.28)
   Weighted average number of
     common shares outstanding                         8,454            8,454             8,454            8,464

Diluted earnings per share:
   Earnings (loss) before
     extraordinary item (1)                    $        0.12    $       (0.07)    $       (0.66)   $       (0.28)
   Extraordinary item                                      -                -             (0.09)               -
   Net earnings (loss) (1)                              0.12            (0.07)            (0.75)           (0.28)
   Weighted average number of
     common shares outstanding                         8,454            8,454             8,454            8,464


(1) Due to rounding, the sum of the quarter's earnings per share may not add to total year earnings per share.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 are incorporated herein by reference.

     The names, ages, and positions of the Executive Officers of the Company are:


              Name               Age            Position

       Peter P. Corritori, Jr.   47      Chairman of the Board of Directors,
                                         Chief Executive Officer
       Thomas P. Polke           38      Executive Vice President,
                                         Chief Financial Officer
       Thomas W. Joseph          49      Executive Vice President,
                                         President, International Division
                                         and Retail
       F. Terrence Blanchard     47      Vice President and Controller, Chief
                                         Accounting Officer
       Mark R. Medici            49      Senior Vice President and National
                                         Sales Manager


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

     MR. POLKE was elected Executive Vice President and Chief Financial Officer of the Company in June 2000. From October 1998 to May 2000, Mr. Polke held the positions of Vice President and Business Unit Manager of Favorite Brands International, Inc., a non-chocolate confectionery company. From October 1988 to August 1998, Mr. Polke held, during his term of employment, the positions of Vice President, Finance and Chief Financial Officer, Executive Vice President and Chief Operating Officer of Johnson Products Co., Inc., the personal care products division of IVAX Corporation, a manufacturer and marketer of branded and generic pharmaceuticals.

     MR. JOSEPH was elected Executive Vice President and President of the International and Retail Division on October 25, 2000. He was elected Senior Vice President in June 1999 and was previously President, International Division since January 1996 and served as Vice President-Retail Shops Division (Florsheim Shoe Shops and Florsheim Thayer McNeil stores - 1991 to April 1996). Mr. Joseph also served as Vice President, Marketing of Florsheim Australia Limited (1988-1991) and Vice President, Florsheim Thayer McNeil Stores (1986-1988). Prior to that time, Mr. Joseph also held the positions of General Manager, International Retail Stores (Florsheim Shoe Shops), and Regional Supervisor of Retail Stores and Retail Stores Area Manager.

     MR. BLANCHARD was elected Vice President and Controller in February 1999 and appointed Chief Accounting Officer in May 1999. From July 1996 to April 1998, Mr. Blanchard was Vice President of Finance and Chief Financial Officer for Arlington International, Inc., an entertainment facility operating thoroughbred racing and off-track wagering. From November 1989 to June 1996, Mr. Blanchard served in various capacities including Corporate Controller from 1992 through 1996, for Eagle Industries, Inc., a manufacturer of consumer, industrial, commercial and building products.

     MR. MEDICI was elected Senior Vice President and National Sales Manager in December 2000. From January 1999 to December 1999, Mr. Medici served as Regional Sales Manager for Ecco USA, Inc., a casual footwear manufacturer and distributor. From June 1994 to December 1998, Mr. Medici was elected Senior Vice President of Dexter Shoe Company, a footwear manufacturer and distributor.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Election of Directors - Compensation and Organization of Board of Directors," "Executive Compensation," and "Comparative Stock Performance Graph" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Florsheim Security Ownership" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Agreements" to be included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001, are incorporated herein by reference.


                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

     1.   Consolidated Balance Sheet as of December 30, 2000 and January 1,
          2000.

          Consolidated Statement of Operations and Comprehensive Loss for the Fiscal Years Ended December 30, 2000, January 1, 2000, and January 2, 1999.

          Consolidated Statement of Cash Flows for the Fiscal Years Ended December 30, 2000, January 1, 2000, and January 2, 1999.

          Consolidated Statement of Shareholders' Equity for the Fiscal Years Ended December 30, 2000, January 1, 2000, and January 2, 1999.

          Notes to Consolidated Financial Statements.

          Independent Auditors' Report

     2.   Financial Statement Schedules:

          Valuation and qualifying accounts (Schedule II)

          All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

     3.   Exhibits

EXHIBIT
 NUMBER                            DESCRIPTION
-------     ------------------------------------------------------------------

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

  4.3 Amended and Restated Credit Agreement dated August 23, 1999 among the Company and BT Commercial Corporation, as agent, and Lenders party thereto (incorporated by reference to Exhibit 4.1 as filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999).

  4.4 First Amendment to Credit Agreement, dated December 3, 1999, among the Company and BT Commercial Corporation, individually and as agent, and Lenders party thereto
            (incorporated by reference to Exhibit 4.4 as filed with the Company's Annual Report on Form 10-K for the Year Ended January 1, 2000).

  4.5 Second Amendment to Credit Agreement, dated May 15, 2000, among the Company and BT Commercial Corporation, individually and as agent, and Lenders party thereto
            (incorporated by reference to Exhibit 4.1, as filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended April 1, 2000).

  4.6 Third Amendment to Credit Agreement, dated November 15, 2000, among the Company and BT Commercial Corporation, individually and as agent, and Lenders party thereto (incorporated by reference to Exhibit 4.1, as filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000).

  4.7 Warrant Purchase Agreement, dated November 15, 2000, among the Company and Dime Commercial Corporation (incorporated by reference to Exhibit 4.2, as filed with the Company's
            Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000).

  4.8 Warrant Purchase Agreement, dated November 15, 2000, among the Company and LaSalle Bank National Association
            (incorporated by reference to Exhibit 4.3, as filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000).

  4.9 Warrant Purchase Agreement, dated November 15, 2000, among the Company and BT Commercial Corporation (incorporated by reference to Exhibit 4.4, as filed with the Company's
            Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000).

 4.10 Letter Agreement, dated November 15, 2000, among the Company, Apollo Investment Fund LP and Artemis America Partnership (incorporated by reference to Exhibit 4.5, as filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000).

 10.1 Registration Rights Agreement, dated as of November 17, 1994, between the Company and Apollo Interco Partners, L.P.
            (incorporated by reference to Exhibit 10.2 filed by The Florsheim Shoe Company Registration Statement on Form 10/A, Amendment
            No. 3).

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

 10.9 1994 Stock Option Plan, as amended and restated as of March 23, 2000 (incorporated by reference to Exhibit 10.1, as filed with the Company's Registration Statement on Form S-8 no. 333-42464).

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

       10.13 Settlement and Release Agreement, dated June 22, 1999 between Charles J. Campbell and the Company (incorporated by reference to Exhibit 10.13 as filed with the Company's Annual Report on Form 10-K for the Year Ended January 1,
                  2000).

       10.14 Employment Security Agreement, dated December 13, 1999, between the Company and Richard Anglin (incorporated by reference to Exhibit 10.14 as filed with the Company's Annual Report on Form 10-K for the Year Ended January 1,
                  2000).

       10.15 Employment Security Agreement, dated October 25, 2000, between the Company and Thomas W. Joseph.

       10.16 Employment Security Agreement, dated December 13, 1999, between the Company and L. David Sanguinetti (incorporated by reference to Exhibit 10.16 as filed with the Company's Annual Report on Form 10-K for the Year Ended January 1,
                  2000).

       10.17 Employment Agreement, dated March 23, 2000, by and between the Company and Peter Corritori (incorporated by reference to Exhibit 10.17 as filed with the Company's Annual Report on Form 10-K for the Year Ended January 1, 2000).

       10.18 Employment Agreement, dated June 24, 2000, by and between the Company and Thomas Polke (incorporated by reference to Exhibit 10.1, as filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 2000).

       10.19 Employment Security Agreement, dated December 11, 2000, between the Company and Mark R. Medici.

       10.20 Employment Security Agreement, dated December 14, 1999, between the Company and F. Terrence Blanchard.

       10.21 Fourth Amendment to the lease agreement, dated September 6, 1996 between Teachers Insurance and Annuity Association of America, a New York corporation (the "Landlord") and Florsheim Group Inc., formerly The Florsheim Shoe Company (the "Tenant").

        21        Subsidiaries of the Company.

        23        Consent of KPMG LLP.


(b)    Reports on Form 8-K.

       On December 14, 2000, the Company filed a Form 8-K with respect to the transfer of the trading of the Company's common stock to The NASDAQ SmallCap Market.


       UPON WRITTEN REQUEST TO THE COMPANY'S CHIEF FINANCIAL OFFICER, THE COMPANY WILL FURNISH SHAREHOLDERS WITH A COPY OF ANY OR ALL SUCH EXHIBITS REQUESTED AT A CHARGE OF TEN CENTS PER PAGE, WHICH REPRESENTS THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS.

FLORSHEIM GROUP INC.                                                SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

===============================================================================

                                                         CHARGED
                                            BALANCE AT   TO COSTS    CHARGED       OTHER          BALANCE AT
  FISCAL                                     BEGINNING      AND     TO OTHER      CHARGES            YEAR
   YEAR              DESCRIPTION              OF YEAR    EXPENSES    ACCOUNT   ADD (DEDUCT) (1)       END
  ------ -------------------------------   -----------   --------   --------   ----------------   ----------
   2000  Allowance for doubtful accounts
              and cash discounts           $     1,475      4,541          -       (2,493)           3,523

   1999  Allowance for doubtful accounts
              and cash discounts           $     1,207      3,837          -       (3,569)           1,475

   1998  Allowance for doubtful accounts
              and cash discounts           $     1,084      1,288          -       (1,165)           1,207

  (1)  Includes write-offs for bad debts and cash discounts allowed.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Florsheim Group Inc.:

We have audited the consolidated balance sheets of Florsheim Group Inc. and subsidiaries (the Company) as of December 30, 2000 and January 1, 2000, and the consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years ended December 30, 2000, January 1, 2000, and January 2, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of management of Florsheim Group Inc. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florsheim Group Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the years ended December 30, 2000, January 1, 2000, and January 2, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG LLP
Chicago, Illinois
March 23, 2001

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

                              FLORSHEIM GROUP INC.
                              --------------------
                              (Registrant)

                              /s/ Thomas P. Polke
                              -------------------------------------------------
                              Thomas P. Polke
                              Executive Vice President, Chief Financial Officer

Date:  March 29, 2001

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.


        Signature                Title

/s/ Peter P. Corritori, Jr.      Chairman of the Board of Directors and
---------------------------      Chief Executive Officer
Peter P. Corritori, Jr.

/s/ Adam M. Aron                 Director
---------------------------
Adam M. Aron

/s/ Bernard Attal                Director
---------------------------
Bernard Attal

/s/ Robert H. Falk               Director
---------------------------
Robert H. Falk

/s/ Michael S. Gross             Director
---------------------------
Michael S. Gross

                                 Director
---------------------------
John J. Hannan

/s/ Joshua J. Harris             Director
---------------------------
Joshua J. Harris

/s/ John H. Kissick              Director
---------------------------
John H. Kissick

/s/ Ronald J. Mueller            Director
---------------------------
Ronald J. Mueller

/s/ Michael D. Weiner            Director
---------------------------
Michael D. Weiner

/s/ Thomas P. Polke              Executive Vice President,
---------------------------      Chief Financial Officer
Thomas P. Polke                  (Principal Financial Officer)

/s/ F. Terrence Blanchard        Vice President, Controller
---------------------------      (Principal Accounting Officer)
F. Terrence Blanchard