Form 10-Q
period 2001-03-31
FLORSHEIM GROUP INC
filed 2001-05-08
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                        --------------------------------
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2001

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

          Number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2001:
                8,513,651 Shares Common Stock, without par value

================================================================================

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


         Condensed Consolidated Balance Sheet:

            March 31, 2001 and December 30, 2000


         Condensed Consolidated Statement of Operations and Comprehensive Loss:

            Three Months Ended March 31, 2001 and April 1, 2000


         Condensed Consolidated Statement of Cash Flows:

            Three Months Ended March 31, 2001 and April 1, 2000


         Notes to Condensed Consolidated Financial Statements



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



                           PART II OTHER INFORMATION



ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

                              FLORSHEIM GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                       March 31,    December 30,
                                                         2001          2000
                                                       ---------    ------------
                                                      (Unaudited)
                  ASSETS

Current assets:
     Cash and cash equivalents                        $   3,088      $   3,171
     Accounts receivable, net                            18,278         15,728
     Inventories                                         53,345         57,827
     Other current assets                                11,800         11,940
                                                      ---------      ---------
       Total current assets                              86,511         88,666

Property, plant and equipment, net                       24,109         26,168
Deferred income taxes                                    26,397         24,924
Other assets                                             31,406         31,932
                                                      ---------      ---------

     Total assets                                     $ 168,423      $ 171,690
                                                      =========      =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                $  34,103      $  28,157
     Accounts payable and accrued expenses               26,833         32,689
                                                      ---------      ---------
       Total current liabilities                         60,936         60,846

Bank credit facility                                     60,000         60,000
Other long-term debt                                     18,412         18,412
Other long-term liabilities                              18,850         18,960
                                                      ---------      ---------
       Total liabilities                                158,198        158,218

Shareholders' equity:
     Common stock                                         8,484          8,484
     Paid in capital                                     50,869         50,869
     Accumulated comprehensive loss-
       Cumulative translation adjustment                 (3,922)        (3,367)
     Accumulated deficit                                (45,206)       (42,514)
                                                      ---------      ---------
         Total shareholders' equity                      10,225         13,472
                                                      ---------      ---------

       Total liabilities and shareholders' equity     $ 168,423      $ 171,690
                                                      =========      =========



See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                   Three Months Ended
                                                 ----------------------
                                                 March 31,     April 1,
                                                   2001          2000
                                                 ---------     --------

Net sales                                        $ 50,091      $ 56,221
Cost of sales                                      27,991        32,210
Non-recurring cost of sales                           498           -
                                                 --------      --------

Gross profit                                       21,602        24,011
Selling, general and administrative expenses       22,664        24,470
Non-recurring expenses (credits)                     (278)          923
                                                 --------      --------

Loss from operations                                 (784)       (1,382)

Interest expense, net                               3,390         3,024
Other (income) expense, net                            20          (571)
                                                 --------      --------

Loss before income taxes                           (4,194)       (3,835)
Income tax benefit                                 (1,502)       (1,358)
                                                 --------      --------

Net loss                                           (2,692)       (2,477)

Other comprehensive loss -
     Foreign currency translation adjustment         (555)         (312)
                                                 --------      --------

Comprehensive loss                               $ (3,247)     $ (2,789)
                                                 ========      ========


Basic and diluted net loss per share             $  (0.32)     $  (0.29)
                                                 ========      ========




See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 31,     April 1,
                                                         2001          2000
                                                       ---------     --------
Cash flows from operating activities:
   Net (gain) loss                                      $(2,692)     $(2,477)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Loss (gain) on disposal of assets                      9         (619)
       Depreciation and amortization                      1,869        1,819
       Deferred income taxes                             (1,391)      (1,370)
       Noncash interest expense                             601          274
       Changes in operating assets and liabilities:
         Receivables                                     (2,550)      (5,253)
         Inventories                                      4,482        4,071
         Prepaid expenses and other assets                 (575)      (1,439)
         Accounts payable and accrued expenses           (5,245)        (947)
         Other long-term liabilities                       (110)         (29)
                                                        -------      -------

Net cash used in operating activities                    (5,602)      (5,970)
                                                        -------      -------

Cash flows from investing activities:
   Proceeds from the disposal of assets                     -            691
   Additions to property, plant and equipment              (427)        (291)
                                                        -------      -------

Net cash provided by (used in) investing activities        (427)         400
                                                        -------      -------

Cash flows from financing activities:
   Net borrowing under revolving credit facility          6,126        2,183
   Net increase (decrease) in other long-term debt         (180)       3,156
                                                        -------      -------

Net cash provided by financing activities                 5,946        5,339
                                                        -------      -------

Net decrease in cash and cash equivalents                   (83)        (231)
Cash and cash equivalents at beginning of period          3,171        5,675
                                                        -------      -------

Cash and cash equivalents at end of period              $ 3,088      $ 5,444
                                                        =======      =======

Supplemental disclosure:
   Cash payments for income taxes, net                  $    20      $   381
   Cash payments for interest                           $ 3,387      $ 2,807


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                             (Dollars in thousands)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Florsheim Group Inc. ("Florsheim" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001.

     The balance sheet at December 30, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(2)  INVENTORIES

     Inventories are summarized as follows:

                                             March 31,        December 30,
                                               2001               2000
                                             ---------        ------------

          Retail merchandise                  $27,224           $27,884
          Finished products                    25,726            29,769
          Raw materials                           395               174
                                              -------           -------
                                              $53,345           $57,827
                                              =======           =======

(3)  NON-RECURRING EXPENSES

     Non-recurring cost of sales of $498 were recorded in the first quarter of 2001 consist of provisions made for duties related to imported products during the period 1996 through 2000, which is currently under audit by U.S. Customs. Non-recurring credits of $278 were recorded in the first quarter of 2001 reflecting the favorable settlement of accruals previously recorded.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                             (Dollars in thousands)

     The Company recorded a $923 pretax charge in the quarter ended April 1, 2000. The charge consisted of $627 for costs associated with the downsizing of the Company's corporate headquarters space, including the write-off of certain leasehold improvements, lease termination costs, moving expenses and severance costs.

     The following table summarizes activity included in the financial statements during the first quarter ended March 31, 2001.

                                          Accrued                                         Accrued
                                         Balance at      Additional       Amounts        Balance at
                                        December 30,     Provision        Charged        March 31,
                                            2000          (Credit)       to Accrual         2001
                                        ------------     ----------      ----------      ----------
     Resignation/Strategic Study
       Legal and professional fees        $   167         $   (80)        $   (87)        $   -
       Employee related expenses               14             (14)            -               -
                                          -------         -------         -------         -------
                                              181             (94)            (87)            -
                                          -------         -------         -------         -------
     Cape Girardeau Closing
       Inventory write-offs                   714             -               (41)            673
       Plant and equipment costs               60             -               (16)             44
       Employee related expenses                9             -               -                 9
                                          -------         -------         -------         -------
                                              783             -               (57)            726
                                          -------         -------         -------         -------
     Facility Downsizing/Golf Sale
       Inventory write-offs                   280             -              (124)            156
       Receivables allowance                  692             -               (50)            642
       Facilities charges                     991             (84)           (750)            157
       Employee related expenses            1,889             -              (591)          1,298
                                          -------         -------         -------         -------
                                            3,852             (84)         (1,515)          2,253
                                          -------         -------         -------         -------
     Other costs
       Duties                                 -               498            (498)            -
       Contractual commitments                751             -              (141)            610
                                          -------         -------         -------         -------
                                              751             498            (639)            610
                                          -------         -------         -------         -------
     Joseph Abboud product line
       Inventory write-offs                   334             -              (324)             10
       Contractual commitments                184            (100)            (84)            -
                                          -------         -------         -------         -------
                                              518            (100)           (408)             10
                                          -------         -------         -------         -------

       Total                              $ 6,085         $   220         $(2,706)        $ 3,599
                                          =======         =======         =======         =======

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                             (Dollars in thousands)

(4)  LOSS PER SHARE

     Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Basic and diluted loss per share do not include securities in instances where they would be antidilutive. There were 8,483,651 common shares issued and outstanding at March 31, 2001 and April 1, 2000.

     There are no adjustments to basic and diluted weighted average shares outstanding since they are antidilutive, or to net earnings.

(5)  BUSINESS SEGMENT INFORMATION

     Operating segment information is as follows:

                                                 Three Months Ended
                                              ------------------------
                                              March 31,       April 1,
                                                2001           2000
                                              ---------      ---------

        Net Sales
             U.S. Wholesale                   $  22,828      $  24,674
             U.S. Retail                         19,261         21,405
             International                        8,002         10,142
                                              ---------      ---------
                                              $  50,091      $  56,221
                                              =========      =========

        Earnings (Loss) from Operations
             U.S. Wholesale                   $   2,188      $   1,273
             U.S. Retail                         (2,978)        (3,412)
             International                            6            757
                                              ---------      ---------
                                              $    (784)     $  (1,382)
                                              =========      =========


                                              March 31,     December 30,
                                                2001            2000
                                              ---------     ------------
       Total Assets
             U.S. Wholesale                   $  97,685      $  96,089
             U.S. Retail                         51,935         55,833
             International                       18,803         19,768
                                              ---------      ---------
                                              $ 168,423      $ 171,690
                                              =========      =========

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                             (Dollars in thousands)


U.S. Wholesale includes certain corporate expenses and assets, which are not charged to other reportable segments. The March 31, 2001 period included $498 of non-recurring cost of sales related to the provision made for duties arising from imported products and a $278 credit to non-recurring selling, general and administrative expense for the favorable settlements of previously recorded accruals. The April 1, 2000 period included $923 of non-recurring expenses, which are included in U.S. Wholesale, related to downsizing of the Company's corporate headquarters space and severance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

Net sales for the three months ended March 31, 2001 were $50.1 million, down $6.1 million, or 10.9%, as compared to the three months ended April 1, 2000. U.S. Wholesale net sales were $22.8 million in 2001 compared to $24.7 million in 2000, a 7.5% decrease with all wholesale channels showing declines with the exception of Sears Roebuck & Company ("Sears"). Net sales to Sears were up 57.6%, due to the Sears conversion of its product offering to the FLS label. Sales to dealers continue to decline, as reorders of core products remain weak. U.S. Retail net sales decreased $2.1 million or 10.0% to $19.3 million due primarily to store closings and to a lesser extent the continued weakness of the total retail market as well as unfavorable weather conditions. U.S. Specialty Stores same store sales decreased 2.0% over the comparable 2000 period while same store outlet sales decreased 3.1%. International net sales decreased $2.1 million to $8.0 million, $1.3 million of which was related to Australia as a result of the continued effects of currency devaluation and the weakness in the Australian economy. Also contributing to the sales decline in the International business was a $0.5 million decrease in Canada due to weakness in the wholesale business and a $0.3 million decrease in export sales.

Gross profit was $21.6 million for the three months ended March 31, 2001, down $2.4 million from the comparable period in 2000. The decrease in gross profit was due mainly to lower sales volume during the first quarter 2001. As a percentage of sales, gross profit was 43.1% in 2001 compared to 42.7% in 2000. Gross profit excluding non-recurring cost of sales for the first quarter 2001 was $22.1 million or 44.1% of net sales, as compared to $24.0 million or 42.7% of net sales for the first quarter 2000. The increase in gross profit margin, as a percentage of net sales, was due mainly to the improved margins at the wholesale level and low margin closeout sales in 2000.

Selling, general and administrative expenses for the first quarter 2001 were $22.7 million, a decrease of $1.8 million from the first quarter 2000. Selling, general and administrative expenses for the first quarter 2001 were 45.3% of net sales, an increase from 43.2% of net sales for the first quarter of 2000, which was the result of the lower sales volume. The decrease in expense versus 2000 was the result of cost reductions initiated during 2000 at all business units and corporate.

Non-recurring cost of sales of $0.5 million were recorded in the first quarter of 2001 related to provisions made for duties related to imported products during the period 1996 through 2000, which is currently under audit by U.S. Customs. Non-recurring credits of $0.3 million were recorded in the first quarter of 2001 reflecting the favorable settlements of accruals previously recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company recorded a $0.9 million pretax charge in the quarter ended April 1, 2000. The charge consisted of $0.6 million for costs associated with the downsizing of the Company's corporate headquarters space, including the write-off of certain leasehold improvements, lease termination costs and move expenses. The charge also included severance costs for approximately 20 people located primarily at the Company's corporate headquarters.

Interest expense for the first quarter 2001 was $3.4 million as compared to the first quarter 2000 amount of $3.0 million. This increase was due mainly to the amortization of deferred finance charges.

Other income for the first quarter of 2000 includes a $0.6 million gain on the sale of the Company's Cape Girardeau, Missouri, manufacturing facility.

Income tax benefit for the first quarter of 2001 was $1.5 million and $1.4 million for the first quarter of 2000. The effective tax rate for 2001 was 35.8% compared to 35.4% in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily for working capital to support its operations and cash for interest payments on borrowing under debt facilities. The Company's ability to fund its activities is directly dependent on sales, its ability to effectively manage its inventory and working capital needs, and its ability to obtain sufficient external financing.

Further borrowings will be made under the credit facility from time to time to meet liquidity requirements. The credit facility provides for borrowings of up to $110.0 million, subject to borrowing base availability ($98.3 million at March 31, 2001). Excess availability at March 31, 2001 was $3.2 million.

At December 30, 2000, the Company's Australian subsidiary was in default of certain covenants related to interest coverage ratios under a credit facility provided by an Australian bank. At March 31, 2001, the default remained uncured. The bank has indicated it does not intend to take any action at the present time. Borrowings under this credit facility were $2.6 million and $2.8 million at March 31, 2001 and December 30, 2000, respectively, and have been classified as current due to the covenant violation.

Working Capital

Working capital at March 31, 2001 was $25.6 million, as compared to $27.8 million at December 30, 2000. The decrease in working capital reflects a decrease in inventory and an increase in the current portion of long-term debt, which is partially offset by an increase in accounts receivable and a decrease in accounts payable and accrual expenses.

Net cash used in investing activities during the three months ended March 31, 2001 was $0.4 million, as compared to cash provided of $0.4 million during the three months ended April 1, 2000. The three months ended April 1, 2000 included $0.7 million of proceeds from the disposal of assets.

Net cash provided by financing activities, was $5.9 million for the three months ended March 31, 2001 as compared to cash provided by financing activities of $5.3 million for three months ended April 1, 2000. The $5.9 million in cash provided during the three months ended March 31, 2001 was due to additional borrowing under the revolving credit facility to fund operating activities. For the three months ended April 1, 2000, cash provided by $5.3 million was from additional borrowings under the revolving credit facility and funds provided from a credit facility entered into with an Australian bank in January 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 was effective for the Company beginning on December 31, 2000. The Company did not have any derivative instruments in place during the quarter ended March 31, 2001.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three month period ended March 31, 2001. For additional information, refer to
Item 7A in the Company's Annual Report on form 10-K for the year ended December 30, 2000.

                            PART II OTHER INFORMATION


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  The following exhibits are filed as part of this report:

                Exhibit
                Number     Description
                ------     -----------

                 10.1 Amendment No. 1, dated as of April 5, 2001 to the Employment Agreement by and between the Company and Peter Corritori.

                 10.2 First Amendment to the Consulting Agreement, dated as of January 31, 2001 by and between the Company and Apollo Advisors, L.P.

                 99.1      Press Release dated May 3, 2001

        (b) Form 8-K was not required to be filed during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FLORSHEIM GROUP INC.
                                                 (Registrant)




                                         By  /s/ F. Terrence Blanchard
                                             -------------------------
                                             F. Terrence Blanchard
                                             Vice-President and
                                                 Controller



Date:  May 8, 2001