Form 10-Q
period 2001-06-30
FLORSHEIM GROUP INC
filed 2001-08-14
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                       ----------------------------------
                                    FORM 10-Q


(Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  June 30, 2001

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

Number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2001:

                8,513,651 Shares Common Stock, without par value


================================================================================

                          PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


          Condensed Consolidated Balance Sheet:

               June 30, 2001 and December 30, 2000


          Condensed Consolidated Statement of Operations and Comprehensive Loss:

               Three Months Ended June 30, 2001 and July 1, 2000

               Six Months Ended June 30, 2001 and July 1, 2000


          Condensed Consolidated Statement of Cash Flows:

               Six Months Ended June 30, 2001 and July 1, 2000


          Notes to Condensed Consolidated Financial Statements



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                           PART II OTHER INFORMATION


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                              FLORSHEIM GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                    June 30,    December 30,
                                                      2001         2000
                                                    --------    ------------
                                                  (Unaudited)
                        ASSETS

Current assets:
     Cash and cash equivalents                      $   2,436    $   3,171
     Accounts receivable, net                          14,269       15,728
     Inventories                                       53,443       57,827
     Other current assets                              11,736       11,940
                                                    ---------    ---------
       Total current assets                            81,884       88,666

Property, plant and equipment, net                     22,853       26,168
Deferred income taxes                                  28,636       24,924
Other assets                                           31,062       31,932
                                                    ---------    ---------

     Total assets                                   $ 164,435    $ 171,690
                                                    =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt              $  37,176    $  28,157
     Accounts payable and accrued expenses             23,670       32,689
                                                    ---------    ---------
       Total current liabilities                       60,846       60,846

Bank credit facility, long-term debt                   60,000       60,000
Other long-term debt                                   18,412       18,412
Other long-term liabilities                            18,671       18,960
                                                    ---------    ---------
       Total liabilities                              157,929      158,218

Shareholders' equity:
     Common stock                                       8,514        8,484
     Paid in capital                                   50,934       50,869
     Accumulated comprehensive loss-
       cumulative translation adjustment               (3,747)      (3,367)
     Accumulated deficit                              (49,195)     (42,514)
                                                    ---------    ---------
         Total shareholders' equity                     6,506       13,472
                                                    ---------    ---------

       Total liabilities and shareholders' equity   $ 164,435    $ 171,690
                                                    =========    =========


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                 Three Months Ended
                                               ---------------------
                                               June 30,      July 1,
                                                 2001         2000
                                               --------     --------

Net sales                                      $ 45,440    $ 51,560
Cost of sales                                    26,399      27,145
                                               --------    --------

Gross profit                                     19,041      24,415
Selling, general and administrative expenses     22,072      23,427
Non-recurring expenses                             --         1,976
                                               --------    --------

Loss from operations                             (3,031)       (988)

Interest expense, net                             3,200       3,166
Other income, net                                   (20)       (436)
                                               --------    --------

Loss before income taxes                         (6,211)     (3,718)
Income tax benefit                               (2,222)     (1,331)
                                               --------    --------

Net loss                                         (3,989)     (2,387)

Other comprehensive income (loss) -
     foreign currency translation adjustment        175         (60)
                                               --------    --------

Comprehensive loss                             $ (3,814)   $ (2,447)
                                               ========    ========


Basic and diluted net loss per share           $  (0.47)   $  (0.28)
                                               ========    ========


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                  Six Months Ended
                                                  ----------------
                                                June 30,    July 1,
                                                  2001        2000
                                               ---------    ---------

Net sales                                      $  95,531    $ 107,781
Cost of sales                                     54,390       59,355
Non-recurring cost of sales                          498         --
                                               ---------    ---------

Gross profit                                      40,643       48,426
Selling, general and administrative expenses      44,736       47,897
Non-recurring expenses (credits)                    (278)       2,899
                                               ---------    ---------

Loss from operations                              (3,815)      (2,370)

Interest expense, net                              6,590        6,190
Other income, net                                   --         (1,007)
                                               ---------    ---------

Loss before income taxes                         (10,405)      (7,553)
Income tax benefit                                (3,724)      (2,689)
                                               ---------    ---------

Net loss                                          (6,681)      (4,864)

Other comprehensive loss -
     foreign currency translation adjustment        (380)        (372)
                                               ---------    ---------

Comprehensive loss                             $  (7,061)   $  (5,236)
                                               =========    =========


Basic and diluted net loss per share           $   (0.79)   $   (0.57)
                                               =========    =========




See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                           Six Months Ended
                                                          ------------------
                                                          June 30,   July 1,
                                                            2001       2000
                                                          -------    -------
Cash flows from operating activities:
   Net loss                                               $(6,681)   $(4,864)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Gain on disposal of assets                              (8)      (619)
       Depreciation and amortization                        3,746      3,596
       Deferred income taxes                               (3,665)    (2,708)
       Noncash interest expense                             1,160        548
       Changes in operating assets and liabilities:
         Receivables                                        1,459      3,427
         Inventories                                        4,384      2,199
         Prepaid expenses and other assets                   (446)    (3,651)
         Accounts payable and accrued expenses             (8,403)    (1,151)
         Other long-term liabilities                         (289)       (28)
                                                          -------    -------

Net cash used in operating activities                      (8,727)    (3,251)
                                                          -------    -------

Cash flows from investing activities:
   Proceeds from the disposal of assets                         6        691
   Additions to property, plant and equipment              (1,033)      (477)
                                                          -------    -------

Net cash provided by (used in) investing activities        (1,027)       214
                                                          -------    -------

Cash flows from financing activities:
   Net increase (decrease) in revolving credit facility     8,944     (1,623)
   Net increase in other long-term debt                        75      3,104
                                                          -------    -------

Net cash provided by financing activities                   9,019      1,481
                                                          -------    -------

Net decrease in cash and cash equivalents                    (735)    (1,556)
Cash and cash equivalents at beginning of period            3,171      5,675
                                                          -------    -------

Cash and cash equivalents at end of period                $ 2,436    $ 4,119
                                                          =======    =======

Supplemental disclosure:
   Cash payments for income taxes, net                    $    35    $   541
   Cash payments for interest                             $ 5,531    $ 5,616


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)


(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements of Florsheim Group Inc. ("Florsheim" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001.

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


(2)    INVENTORIES

       Inventories are summarized as follows:
                                                   June 30,  December 30,
                                                    2001        2000
                                                   -------   ------------

         Retail merchandise                        $25,817      $27,884
         Finished products                          27,122       29,769
         Raw materials                                 504          174
                                                   -------      -------
                                                   $53,443      $57,827
                                                   =======      =======

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)


(3)    LONG TERM DEBT

       In August 2001, the Company amended its bank credit facility, resulting in a waiver of the financial covenant related to EBITDA for the six months ended June 30, 2001. The amendment reset covenants for "Minimum EBITDA", as defined in the bank agreement, commencing with the quarter ending September 29, 2001, and extending through the term of the agreement, and eliminated covenants for "Senior Leverage" and "Total Leverage" ratios as also defined in the bank agreement. The Company paid an amendment fee of $100.

       At December 30, 2000, the Company's Australian subsidiary was in default of certain covenants related to interest coverage ratios under a credit facility provided by an Australian bank. At June 30, 2001, the default remained uncured. The bank has indicated it does not intend to take any action at the present time, but has amended the covenant commencing with the quarter ending September 29, 2001. Borrowings under this credit facility were $2,900 and $2,800 at June 30, 2001 and December 30, 2000, respectively, and have been classified as current due to the covenant violation.


(4)    NON-RECURRING EXPENSES

       Non-recurring expenses recorded in the six months ended June 30, 2001 consisted of non-recurring cost of sales of $498 for duties related to imported products during the period 1996 through 2000, and non-recurring credits of $278 reflecting the favorable settlement of accruals previously recorded.

       The Company recorded a $1,976 pretax charge in the quarter ended July 1, 2000. The charge consisted of severance costs for approximately 18 people located primarily at the Company's corporate headquarters and a $700 charge for customer deductions taken against prior period accounts receivable. In addition, the Company recorded a $923 pretax charge in the quarter ended April 1, 2000. The charge included $627 for costs associated with downsizing the Company's corporate headquarters space and $296 for severance costs primarily for associates at the Company's corporate headquarters.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)


       The following table summarizes activity included in the financial statements as of and for the six months ended June 30, 2001.


                                   Accrual                                           Accrual
                                  Balance at        Additional        Amounts       Balance at
                                  December 30,      Provision/        Charged        June 30,
                                     2000            (Credit)        to Accrua         2001
                                  ------------      ----------       ---------      ----------

Resignation/Strategic Study
  Legal and professional fees        $   167         $   (80)        $   (87)        $  --
  Employee related expenses               14             (14)           --              --
                                     -------         -------         -------         -------
                                         181             (94)            (87)           --
                                     -------         -------         -------         -------

Cape Girardeau Closing
  Inventory write-offs                   714            --              (306)            408
  Plant and equipment costs               60            --               (32)             28
  Employee related expenses                9            --              --                 9
                                     -------         -------         -------         -------
                                         783            --              (338)            445
                                     -------         -------         -------         -------

Facility Downsizing/Golf Sale
  Inventory write-offs                   280            --              (209)             71
  Receivables allowance                  692            --              (202)            490
  Facilities charges                     991             (84)           (764)            143
  Employee related expenses            1,889            --            (1,072)            817
                                     -------         -------         -------         -------
                                       3,852             (84)         (2,247)          1,521
                                     -------         -------         -------         -------

Other costs
  Duties                                --               498            (498)           --
  Contractual commitments                751            --              (282)            469
                                     -------         -------         -------         -------
                                         751             498            (780)            469
                                     -------         -------         -------         -------

Joseph Abboud product line
  Inventory write-offs                   334            --              (334)           --
  Contractual commitments                184            (100)            (84)           --
                                     -------         -------         -------         -------
                                         518            (100)           (418)           --
                                     -------         -------         -------         -------


  Total                              $ 6,085         $   220         $(3,870)        $ 2,435
                                     =======         =======         =======         =======

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)


(5)    LOSS PER SHARE

       Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Basic and diluted loss per share do not include securities in instances where they would be antidilutive. Weighted average shares outstanding were 8,513,651 and 8,498,651 for the three and six month periods ended June 30, 2001, respectively, and 8,483,651 for the three and six month periods ended July 1, 2000.

       There are no adjustments to basic and diluted weighted average shares outstanding since they are antidilutive.


(6)    BUSINESS SEGMENT INFORMATION

       Operating segment information is as follows:


                                                       Three Months Ended                  Six Months Ended
                                                 -------------------------------    -------------------------------
                                                   June 30,           July 1,          June 30,          July 1,
                                                     2001              2000             2001              2000
                                                 -------------    --------------    -------------    --------------
Net Sales
  U.S. Wholesale                                 $  17,628         $  18,946         $  40,456         $  43,498
  U.S. Retail                                       20,488            22,398            39,749            43,925
  International                                      7,324            10,216            15,326            20,358
                                                 ---------         ---------         ---------         ---------
                                                 $  45,440         $  51,560         $  95,531         $ 107,781
                                                 =========         =========         =========         =========

Earnings (Loss) from Operations
  U.S. Wholesale                                 $  (1,190)        $    (909)        $     998         $     364
  U.S. Retail                                       (2,327)           (1,500)           (5,305)           (4,912)
  International                                        486             1,421               492             2,178
                                                  ---------         ---------         ---------         ---------
                                                 $  (3,031)        $    (988)        $  (3,815)        $  (2,370)
                                                 =========         =========         =========         =========


                                                   June 30,        December 30,
                                                     2001            2000
                                                  --------       ------------
Total Assets
  U.S. Wholesale                                    96,157         $  96,089
  U.S. Retail                                       50,011            55,833
  International                                     18,267            19,768
                                                 ---------          ---------
                                                 $ 164,435         $ 171,690
                                                 =========         ==========

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)

         U.S. Wholesale includes certain corporate expenses and assets, which are not charged to other reportable segments. For the six month period ended June 30, 2001, net non-recurring expenses of $220 included $498 of non-recurring cost of sales related to duties arising from imported products and a $278 credit to non-recurring selling, general and administrative expenses related to favorable settlement of accruals previously recorded. The three and six month periods ended July 1, 2000 included non-recurring expenses of $1,976 and $2,899, respectively (See
         Note 4, Non-recurring Expenses).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

Net sales for the three months ended June 30, 2001 were $45.4 million, down $6.1 million, or 11.9%, as compared to the three months ended July 1, 2000. This decrease reflects the continued weakness in the retail footwear market, which affects both the wholesale and retail operations of the Company. All business segments posted sales declines compared to the three months ended July 1, 2000. U.S. Wholesale sales were $17.6 million in 2001 compared to $18.9 million in 2000, a 7.0% decrease compared to the three months ended July 1, 2000. U.S. Wholesale dealer sales were $10.8 million or $1.5 million less than the same period last year resulting from poor market conditions and lack of sufficient new products to offset the reduced sales of core products, which decreased 1.9% in the second quarter of 2001 compared to the 2000 period. Sales to Sears Roebuck & Company ("Sears") were $0.4 million less than the same period last year due to the continued weak retail environment and the decrease in promotional spending by Sears related to soft goods. U.S. Retail net sales decreased $1.9 million, or 8.5% to $20.5 million, due primarily to store closings, as well as a weakness in the retail footwear market. U.S. Specialty Stores same store sales decreased 3.5% versus the comparable 2000 period. U.S. Outlet Stores same store sales increased 7.6% versus the comparable 2000 period. International sales decreased $2.9 million to $7.3 million including a $2.0 million decrease in Australian sales, due mainly to currency devaluation and the impact of GST taxes. Second quarter of 2000 reflected higher sales in Australia as consumers bought product in advance of the implementation of the new GST tax in July 2000.

Gross profit for the second quarter 2001 was $19.0 million or 41.9% of net sales, as compared to $24.4 million or 47.4% of net sales for the second quarter 2000. This decrease in gross profit was due mainly to the lower sales volume in all business segments during the second quarter of 2001. The decrease in gross profit as a percentage of net sales was primarily due to the decline in margin resulting from close out sales at the U.S. Wholesale level and the increased product markdown at the Retail level.

Selling, general and administrative expenses for the second quarter of 2001 were $22.1 million, a decrease of $1.4 million from the second quarter of 2000. Selling, general and administrative expenses were less than 2000 levels due mainly to cost reduction programs initiated during 2000 at all business units and at the corporate level. The closing of the Golf and Joseph Abboud product lines also contributed to the reduction in second quarter of 2001 selling, general and administrative expenses when compared to the same period in 2000. Selling, general and administrative expenses for the second quarter of 2001 were 48.6% of net sales, an increase from 45.4% of net sales for the second quarter of 2000. The increase in selling, general and administrative expense as a percent of sales versus the second quarter 2000 is due to lower sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss from operations for the three months ended June 30, 2001 was $3.0 million, or $2.0 million greater than the loss for the three months ended July 1, 2000. These results reflect the lower sales and gross margin levels, which are partially offset by lower selling, general and administrative expense for the three months ended June 30, 2001. Loss from operations for the three months ended July 1, 2000 include non-recurring charges of $2.0 million related to severance pay as a result of downsizing the Company's corporate headquarters and provisions for customer deductions taken against prior periods accounts receivable.

Interest expense for the second quarter of 2001 was $3.2 million, which was the same as the second quarter of 2000. The increased borrowings during the second quarter of 2001, as compared to the second quarter of 2000, and the additional amortization of deferred financing charges in 2001 was offset by the decrease in the weighted average interest rate under the Company's credit facility.

Income tax benefit for the second quarter 2001 was $2.2 million compared to income tax benefit of $1.3 million in the 2000 period. The effective tax rate was 35.8% in both periods.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JULY 1, 2000

Net sales for the six months ended June 30, 2001 were $95.5 million, down $12.3 million, or 11.4%, as compared to the six months ended July 1, 2000. U.S. Wholesale net sales were $40.5 million in 2001 compared to $43.5 million in 2000, a 7.0% decrease with all U.S. Wholesale channels showing declines with the exception of Sears and John Deere. Net sales to Sears were up 29.9% due to the Sears conversion of its product offering to the FLS label. John Deere product line sales increased $0.8 million or 35.9% due to an improved product offering and the increased customer base in 2001. U.S. Wholesale dealer sales of $23.3 million were down 17.4% resulting from the poor market conditions and lack of sufficient new products to offset the reduced core product sales. The closing of the Golf and Joseph Abboud product lines represented lost sales of $2.1 million in 2001 when compared to 2000. U.S. Retail net sales decreased $4.2 million, or 9.5%, as a result of unanticipated or early store closings. Continued weakness in the retail footwear market also affected sales in the first six months of 2001, with U.S. Specialty stores reporting a decline in same store sales of 2.8%. Improved core selection and increased promotional pricing at U.S. Outlet stores produced a 2.2% increase in same store sales. International net sales were $15.3 million, down $5.0 million from the 2000 period. All units in International reported lower sales, with the largest decline in Australia, which was affected by currency devaluation and the impact of GST taxes. The first six months of 2000 reflected higher sales in Australia as consumers bought products in advance of the implementation of the new GST tax in July 2000.

Gross profit for the six months ended June 30, 2001 was $40.6 million or 42.5% of net sales, as compared to $48.4 million or 44.9% of net sales for the first six months of 2000. The decline was due primarily to the reduced sales volume in all business segments. In addition to the reduced volume, margin rates were lower in U.S. Wholesale due to closeout sales and the closing of the Golf product line, and in U.S. Retail, where product markdowns affected margin levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses for the six months ended June 30, 2001 were $44.7 million, a decrease of $3.2 million, or 6.6%, compared to the 2000 period. The decrease in expense was the result of the cost reduction programs affecting marketing, personnel, information technology and occupancy costs. The closing of the Golf and Joseph Abboud product lines also contributed to the reduction in 2001 selling, general and administrative expenses when compared to the first six months of 2000. Selling, general and administrative expenses for 2001 were 46.8% of net sales, an increase from 44.4% of net sales for 2000. The increase in selling, general and administrative expense as a percent of sales is due to the decrease in sales volume, which is partially offset by a decline in spending.

Non-recurring cost of sales of $0.5 million were recorded in the first six months of 2001 and are related to provisions made for duties related to imported products during the period 1996 through 2000. Non-recurring selling, general and administrative credits of $0.3 million were recorded in the first six months of 2001 reflecting favorable settlements of accruals previously recorded. The 2000 period included $2.9 million of non-recurring expenses, which included $1.6 million related to severance, $0.6 million related to downsizing of the Company's corporate headquarters space and $0.7 million as provision for customer deductions taken against prior period receivables.

For the six months ended June 30, 2001, the loss from operations was $3.8 million, compared to a loss of $2.4 million for the six months ended July 1, 2000. These results reflect the lower sales and gross profit levels for the six months ended June 30, 2001, which were partially offset by the lower selling, general and administrative expense.

Interest expense for the six months ended June 30, 2001 was $6.6 million, as compared to $6.2 million in 2000. This increase is due to increased borrowings and increased amortization fees related to deferred financing charges in 2001, which was partially offset by a decrease in the weighted average interest rate under the Company's credit facility.

Other income for the six months ended July 1, 2000 includes $0.6 million related to the gain from the sale of the Company's Cape Girardeau, Missouri, manufacturing facility, which was closed in December 1999. The sale of the facility was completed in January 2000. In addition, the Company recorded income of $0.5 million in the second quarter of 2000, related to a refund of real estate taxes for the period 1991 to 1993.

Income tax benefit for the six months ended June 30, 2001 was $3.7 million compared to a benefit of $2.7 million in 2000. The effective tax rate for 2001 was 35.8% compared to 35.6% in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily for working capital to support its operations and cash for interest payments on borrowings under credit facilities and outstanding debt securities. The Company's ability to fund its activities is directly dependent on sales, its ability to effectively manage its working capital needs to further reduce costs and its ability to make continued borrowings under its bank credit facility. In addition to the ongoing management of working capital, the Company is continuously evaluating alternatives including the additional sale of assets and other such transactions in order to address its liquidity requirements. In this regard, in July 2001 the Company completed the sale of its equity interest in its Indian joint venture for approximately $3.8 million, and the Company expects to complete the previously disclosed reversion of excess pension assets at or near the end of the third quarter. The Company is currently taking steps to explore various alternatives, including additional asset sales and other strategic measures, to address current and future liquidity requirements. To the extent the Company is not successful in these efforts, there is a significant risk relating to the Company's ability to make continued borrowings under the bank credit facility. No assurances can be given as to the success of its efforts.

Subject to availability, further borrowing will be made under the Company's bank credit facility from time to time to meet liquidity requirements. The credit facility provides for borrowings of up to $110.0 million, subject to borrowing base availability ($98.3 million at June 30, 2001). Excess availability at June 30, 2001 was $1.7 million.

In August 2001, the Company amended its bank credit facility, resulting in a waiver of a default under the financial covenant related to EBITDA for the six months ended June 30, 2001. The amendment reset covenants for "Minimum EBITDA", as defined in the bank credit agreement, commencing with the quarter ending September 29, 2001, and extending through the term of the agreement and eliminated covenants for "Senior Leverage" and "Total Leverage" ratios, as also defined in the bank credit agreement. The Company paid an amendment fee of $0.1 million.

At December 30, 2000, the Company's Australian subsidiary was in default of certain covenants related to interest coverage ratios under a credit facility provided by an Australian bank. At June 30, 2001, the default remained uncured. The bank has indicated it does not intend to take any action at the present time, but has amended the covenant commencing with the quarter ending September 29, 2001. Borrowings under this credit facility were $2.9 million and $2.8 million at June 30, 2001 and December 30, 2000, respectively, and have been classified as current due to the covenant violation.

Net cash used in operating activities for the six months ended June 30, 2001 was $8.7 million, as compared to $3.3 million of cash used in operating activities during the six months ended July 1, 2000. Working capital at June 30, 2001 was $21.0 million, as compared to $27.8 million at December 30, 2000. The decrease in working capital reflects a decrease in both inventory and accounts receivable and an increase in the current portion of long-term debt, which is partially offset by a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2001 compared to cash provided by investing activities of $0.2 million for the six months ended July 1, 2000. Cash used for additions to property, plant and equipment was $1.0 million for the six

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended June 30, 2001 compared to cash used of $0.5 million for the same period last year. For the six months ended July 1, 2000, proceeds from the disposal of assets were $0.7 million.

Net cash provided by financing activities was $9.0 million for the six months ended June 30, 2001 as compared to cash provided of $1.5 million for the six months ended July 1, 2000. Net borrowings under the Company's credit facility increased $8.9 million for the six months ended June 30, 2001 while net borrowings decreased by $1.6 million for the six months ended July 1, 2001. In addition, the Company increased its credit facility with an Australian bank by $0.1 million for the first six months of 2001 while increasing borrowings by $3.1 million in 2000.

ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted this statement as required on July 1, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets", establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company's intangible assets represent principally trademarks. The Company is evaluating the new statement's provisions to assess the impact on its consolidated results of operations and financial position.

FORWARD LOOKING STATEMENTS

When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to maintain compliance with the financial covenant requirements under the 1999 credit facility (as amended) or to obtain waivers from its lending institutions in the event such compliance is not maintained; the further softening of the men's footwear market; the timing of completion and success of the Company's various restructuring plans, including the previously announced reversion of excess plan assets to the Company associated with its pension plan; the ability to consummate additional asset sales or other strategic measures within the current fiscal year; and the adequacy of the Company's credit facility and cash flows to fund cash needs. Readers are cautioned not to place reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various risk factor and other disclosures by the Company in its Annual Report on Form 10-K for the year ended December 30, 2000 and in the Company's other periodic reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the Company's market risk during the six month period ended June 30, 2001. For additional information, refer to Item 7A in the Company's Annual Report on form 10-K for the year ended December 30, 2000.

                            PART II OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        For the six months ended June 30, 2001, the Company was in default of the financial covenant under its bank credit facility relating to minimum earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Company's bank credit agreement. In August 2001, an amendment to the bank credit facility waived the default and made certain other amendments.

        At June 30, 2001, the Company's Australian subsidiary continued in default of certain covenants relating to interest coverage ratios under a credit facility provided by an Australian bank.

        For further information concerning the foregoing matters, see Note 3 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on May 16, 2001, stockholders voted upon the following matters:

       (a) Election of 10 directors. The number of votes cast for and withheld for each individual are as follows:

        NAME                  VOTES FOR            VOTES WITHHELD
        ----                  ---------            --------------

     B. Attal                 8,084,280                96,848
     P.P. Corritori Jr.       8,084,296                96,832
     R.H. Falk                8,084,137                96,991
     M.S. Gross               8,084,548                96,580
     J.J. Hannan              8,084,123                97,005
     J.J. Harris              8,084,137                96,991
     J.H. Kissick             8,084,137                96,991
     R.A. Mariano             8,083,996                97,132
     R.J. Mueller             8,083,203                97,925
     M.D. Weiner              8,084,137                96,991

       (b) Approval of an amendment to the Company's 1994 Stock Option Plan. The votes on such proposal were as follows:

               Affirmative Votes   6,402,583
               Negative Votes        183,253
               Abstentions            33,013

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following exhibits are filed as part of this report:

                Exhibit
                Number     Description
                -------    -----------
                  4.1      Fourth Amendment dated as of August 13, 2001 to the
                           Credit Agreement dated August 23, 1999 among the
                           Company and BT Commercial Corporation, as agent, and Lenders party thereto.

       (b) Form 8-K was not required to be filed during the quarter ended June 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            FLORSHEIM GROUP INC.
                                                                (Registrant)




                                                 By: /s/ F. Terrence Blanchard
                                                     ---------------------------
                                                     F. Terrence Blanchard
                                                     Vice-President, Finance



         Date: August 14, 2001