Form 10-Q
period 2001-09-29
FLORSHEIM GROUP INC
filed 2001-11-13
CIK 928908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               September 29, 2001

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

Number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2001:

                8,513,651 Shares Common Stock, without par value


================================================================================

                          PART I  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


         Condensed Consolidated Balance Sheet:

              September 29, 2001 and December 30, 2000


         Condensed Consolidated Statement of Operations and Comprehensive Loss:

              Three Months Ended September 29, 2001 and September 30, 2000

              Nine Months Ended September 29, 2001 and September 30, 2000


         Condensed Consolidated Statement of Cash Flows:

              Nine Months Ended September 29, 2001 and September 30, 2000


         Notes to Condensed Consolidated Financial Statements



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                              FLORSHEIM GROUP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                       September 29,      December 30,
                                                           2001               2000
                                                       -------------      ------------
                                                        (Unaudited)
                      ASSETS

Current assets:
     Cash and cash equivalents                           $   1,442         $   3,171
     Accounts receivable, net                               16,297            15,728
     Inventories                                            54,702            57,827
     Other current assets                                   11,193            11,940
                                                         ---------         ---------
       Total current assets                                 83,634            88,666

Property, plant and equipment, net                          21,178            26,168
Deferred income taxes                                       25,602            24,924
Other assets                                                26,341            31,932
                                                         ---------         ---------

     Total assets                                        $ 156,755         $ 171,690
                                                         =========         =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                   $ 116,855         $  28,157
     Accounts payable and accrued expenses                  24,387            32,689
                                                         ---------         ---------
       Total current liabilities                           141,242            60,846

Bank credit facility, long-term debt                            -             60,000
Other long-term debt                                            -             18,412
Other long-term liabilities                                 18,450            18,960
                                                         ---------         ---------
       Total liabilities                                   159,692           158,218

Shareholders' equity:
     Common stock                                            8,514             8,484
     Paid in capital                                        50,934            50,869
     Accumulated comprehensive loss-
       cumulative translation adjustment                    (3,940)           (3,367)
     Accumulated deficit                                   (58,445)          (42,514)
                                                         ---------         ---------
         Total shareholders' equity (deficit)               (2,937)           13,472
                                                         ---------         ---------

       Total liabilities and shareholders' equity        $ 156,775         $ 171,690
                                                         =========         =========


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                        Three Months Ended
                                                  ------------------------------
                                                  September 29,    September 30,
                                                      2001             2000
                                                  -------------    -------------

Net sales                                           $ 43,832         $ 49,986
Cost of sales                                         24,260           31,431
Non-recurring cost of sales                              644            2,056
                                                    --------         --------

Gross profit                                          18,928           16,499
Selling, general and administrative expenses          20,987           26,669
Non-recurring expenses                                    -             3,020
                                                    --------         --------

Loss from operations                                  (2,059)         (13,190)

Interest expense, net                                  3,020            3,175
Other income, net                                        (16)             (22)
                                                    --------         --------

Loss before income taxes                              (5,063)         (16,343)
Income tax expense  (benefit)                          4,187           (1,814)
                                                    --------         --------

Net loss                                              (9,250)         (14,529)

Other comprehensive loss -
     foreign currency translation adjustment            (193)            (722)
                                                    --------         --------

Comprehensive loss                                  $ (9,443)        $(15,251)
                                                    ========         ========


Basic and diluted net loss per share                $  (1.09)        $  (1.71)
                                                    ========         ========


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                        Nine Months Ended
                                                  ------------------------------
                                                  September 29,    September 30,
                                                      2001             2000
                                                  -------------    -------------

Net sales                                           $ 139,363         $ 157,767
Cost of sales                                          78,650            90,786
Non-recurring cost of sales                             1,142             2,056
                                                    ---------         ---------

Gross profit                                           59,571            64,925
Selling, general and administrative expenses           65,723            74,566
Non-recurring expenses (credits)                         (278)            5,919
                                                    ---------         ---------

Loss from operations                                   (5,874)          (15,560)

Interest expense, net                                   9,610             9,365
Other income, net                                         (16)           (1,029)
                                                    ---------         ---------

Loss before income taxes                              (15,468)          (23,896)
Income tax expense (benefit)                              463            (4,503)
                                                    ---------         ---------

Net loss                                              (15,931)          (19,393)

Other comprehensive loss -
     foreign currency translation adjustment             (573)           (1,117)
                                                    ---------         ---------

Comprehensive loss                                  $ (16,504)        $ (20,510)
                                                    =========         =========


Basic and diluted net loss per share                $   (1.87)        $   (2.29)
                                                    =========         =========


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                    Nine Months Ended
                                                             ------------------------------
                                                             September 29,    September 30,
                                                                 2001             2000
                                                             -------------    -------------
Cash flows from operating activities:
   Net loss                                                    $(15,931)        $(19,393)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Loss on disposal of assets                                   (62)            (367)
       Depreciation and amortization                              5,596            5,389
       Deferred income taxes                                       (602)          (4,632)
       Noncash interest expense                                   1,716              822
       Changes in operating assets and liabilities:
         Receivables                                               (569)           7,694
         Inventories                                              3,125           11,516
         Prepaid expenses and other assets                         (607)          (2,419)
         Accounts payable and accrued expenses                   (7,686)            (688)
         Other long-term liabilities                               (510)            (356)
                                                               --------         --------

Net cash used in operating activities                           (15,530)          (2,434)
                                                               --------         --------

Cash flows from investing activities:
   Proceeds from the disposal of assets                              16              825
   Proceeds from the sale of the India joint venture              4,688               -
   Additions to property, plant and equipment                    (1,189)          (1,228)
                                                               --------         --------

Net cash provided by (used in) investing activities               3,515             (403)
                                                               --------         --------

Cash flows from financing activities:
   Net increase (decrease) in revolving credit facility          10,201           (2,891)
   Net increase in other long-term debt                              85            2,551
                                                               --------         --------

Net cash provided by (used in) financing activities              10,286             (340)
                                                               --------         --------

Net decrease in cash and cash equivalents                        (1,729)          (3,177)
Cash and cash equivalents at beginning of period                  3,171            5,675
                                                               --------         --------

Cash and cash equivalents at end of period                     $  1,442         $  2,498
                                                               ========         ========

Supplemental disclosure:
   Cash payments for income taxes, net                         $     28         $    838
   Cash payments for interest                                  $  8,631         $  9,138


See accompanying notes to condensed consolidated financial statements.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)
                             (Dollars in thousands)


(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements of Florsheim Group Inc. ("Florsheim" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001.

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


(2)    INVENTORIES

       Inventories are summarized as follows:

                                          September 29,         December 30,
                                              2001                  2000
                                       ------------------    ------------------

              Retail merchandise       $           25,048    $           27,884
              Finished products                    29,149                29,769
              Raw materials                           505                   174
                                       ------------------    ------------------
                                       $           54,702    $           57,827
                                       ==================    ==================

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)
                             (Dollars in thousands)


(3)    DEBT

       At September 29, 2001, the Company reclassified both the long-term portion of the bank credit facility and the 12-3/4% senior notes to current liabilities. The three year $110,000 credit facility expires in August 2002 and the senior notes mature on September 1, 2002. In addition, the Company's Australia subsidiary is in default of certain covenants under a credit facility provided by an Australian bank. Borrowings under this credit facility have been classified as current due to the covenant violation. Current debt consists of the following components at September 29, 2001 and December 30, 2000:

                                                          September 29,         December 30,
                                                              2001                  2000
                                                       ------------------    ------------------
           Current portion of bank credit facility     $           95,535    $           25,334
           12-3/4% senior notes                                    18,412                    -
           Credit facility - Australia                              2,908                 2,823
                                                       ------------------    ------------------
                                                       $          116,855    $           28,157
                                                       ==================    ==================


       The Company has advised the "agent bank" under the bank credit facility that it does not expect to meet the "EBITDA" financial covenant for the fourth quarter 2001. Discussions with the bank group are continuing, but no action has been taken.

(4)    NON-RECURRING EXPENSES

       Non-recurring expenses recorded in the nine months ended September 29, 2001 consisted of non-recurring cost of sales charges of $498 for duties related to imported products during the period 1996 through 2000 and charges totaling $644 related to provisions made for the closing of the Company's Preston, Australia manufacturing facility. These charges included provisions of $194 and $98 for the write-down to fair market value of certain inventory and manufacturing equipment, respectively, $192 in provisions for facility costs and $160 related to severance payments covering 40 plant employees. Non-recurring credits to selling, general and administrative expenses of $278 reflect the favorable settlement of accruals previously reported for the nine months ended September 29, 2001.

       The Company recorded a $7,975 pretax charge in the nine months ended September 30, 2000. The charge related to the write down of barter credits, reserve provisions related to the Company's exit from its golf product line and the closing of the Company's Cape Girardeau plant, charges related to the downsizing of the Company's corporate headquarters, severance costs and a provision for customer deductions taken against prior periods accounts receivable.

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)
                             (Dollars in thousands)

       The following table summarizes activity included in the financial statements as of and for the nine months ended September 29, 2001.

                                                   Accrual                                              Accrual
                                                  Balance at        Additional          Amounts        Balance at
                                                 December 30,       Provision/          Charged      September 29,
                                                     2000            (Credit)         to Accrual          2001
                                               ---------------    --------------     ------------    --------------
       Resignation/Strategic Study
         Legal and professional fees           $           167    $          (80)   $         (87)   $           -
         Employee related expenses                          14               (14)              -                 -
                                               ---------------    --------------    -------------    --------------
                                                           181               (94)             (87)               -
                                               ---------------    --------------    -------------    --------------
       Cape Girardeau Closing
         Inventory write-offs                              714                -              (310)              404
         Plant and equipment costs                          60                -               (45)               15
         Employee related expenses                           9                -                -                  9
                                               ---------------    --------------    -------------    --------------
                                                           783                -              (355)              428
                                               ---------------    --------------    -------------    --------------
       Facility Downsizing/Golf Sale
         Inventory write-offs                              280                -              (280)               -
         Receivables allowance                             692                -              (234)              458
         Facilities charges                                991               (84)            (797)              110
         Employee related expenses                       1,889                -            (1,315)              574
                                               ---------------    --------------    -------------    --------------
                                                         3,852               (84)          (2,626)            1,142
                                               ---------------    --------------    -------------    --------------
       Other costs
         Duties                                             -                498             (498)               -
         Contractual commitments                           751                -              (423)              328
                                               ---------------    --------------    -------------    --------------
                                                           751               498             (921)              328
                                               ---------------    --------------    -------------    --------------
       Joseph Abboud Product Line
         Inventory write-offs                              334                -              (334)               -
         Contractual commitments                           184              (100)             (84)               -
                                               ---------------    --------------    -------------    --------------
                                                           518              (100)            (418)               -
                                               ---------------    --------------    -------------    --------------
       Australia Plant Closing
         Inventory write-offs                               -                194               -                194
         Plant and equipment costs                          -                 98               -                 98
         Facilities charges                                 -                192               -                192
         Employee related expenses                          -                160               -                160
                                               ---------------    --------------    -------------    --------------
                                                            -                644               -                644
                                               ---------------    --------------    -------------    --------------

         Total                                 $         6,085    $          864    $      (4,407)   $        2,542
                                               ===============    ==============    =============    ==============

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)
                             (Dollars in thousands)

(5)    LOSS PER SHARE

       Basic loss per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Basic and diluted loss per share do not include securities in instances where they would be antidilutive. Weighted average shares outstanding were 8,513,651 and 8,503,651 for the three and nine month periods ended September 29, 2001, respectively, and 8,483,651 for the three and nine month periods ended September 30, 2000.

       There are no adjustments to basic and diluted weighted average shares outstanding since they are antidilutive.

(6)    BUSINESS SEGMENT INFORMATION

       Operating segment information is as follows:

                                               Three Months Ended                       Nine Months Ended
                                      -------------------------------------  --------------------------------------
                                         September 29,      September 30,       September 29,       September 30,
                                             2001               2000                2001                2000
                                      -----------------   -----------------  ------------------  ------------------
       Net Sales
         U.S. Wholesale               $          16,664   $          17,776  $           57,120  $           61,222
         U.S. Retail                             18,689              21,702              58,438              65,679
         International                            8,479              10,508              23,805              30,866
                                      -----------------   -----------------  ------------------  ------------------
                                      $          43,832   $          49,986  $          139,363  $          157,767
                                      =================   =================  ==================  ==================

       Earnings (Loss)
       from Operations
         U.S. Wholesale               $           2,001   $         (11,148) $            2,999  $          (10,449)
         U.S. Retail                             (3,662)             (2,696)             (8,967)             (7,608)
         International                             (398)                654                  94               2,497
                                      -----------------   -----------------  ------------------  ------------------
                                      $          (2,059)  $         (13,190) $           (5,874) $          (15,560)
                                      =================   =================  ==================  ==================

                                         September 29,       December 30,
                                             2001                2000
                                      -----------------   -----------------
       Total Assets
         U.S. Wholesale               $          96,470   $          96,089
         U.S. Retail                             43,576              55,833
         International                           16,709              19,768
                                      -----------------   -----------------
                                      $         156,755   $         171,690
                                      =================   =================

                              FLORSHEIM GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)
                             (Dollars in thousands)

       U.S. Wholesale includes certain corporate expenses and assets, which are not charged to other reportable segments. For the nine month period ended September 29, 2001, net non-recurring expenses of $220 were recorded. The nine months ended September 30, 2000 included non-recurring expenses of $7,975 (See Note 4, Non-recurring Expenses).

       International includes a $644 non-recurring cost of sales provision for the closing of the Company's Preston, Australia manufacturing facility (See Note 4, Non-recurring Expenses).

(7)    Income Taxes

       In the third quarter of 2001, valuation allowances of $6,000 were provided for deferred tax assets arising from net operating loss carryforwards, which the Company believes will more likely than not expire without having been utilized. The provision is included in "Income Tax Expense" in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The third quarter of 2000 included valuation allowances of $4,053 for foreign tax credits expiring in fiscal 2001 and beyond.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the three months ended September 29, 2001 were $43.8 million, down $6.2 million, or 12.3%, as compared to the three months ended September 30, 2000. This decline reflects the continued weakness in the retail footwear market, which affects both the wholesale and retail operations of the Company. Also contributing to the sales decrease was the effects of the September 11th terrorist attacks, which negatively impacted the retail market. All business segments posted sales declines compared to the three months ended September 30, 2000. U.S. Wholesale sales were $16.7 million for the three months ended September 29, 2001, down $1.1 million, or 6.3%, compared to the three months ended September 30, 2000. U.S. Wholesale dealer sales were $9.8 million or $1.5 million less than the three months ended September 30, 2000. Contributing to this loss were poor market conditions and the lack of sufficient new products to offset the reduced sales of core products reflecting a 20% decrease in orders for the three months ended September 29, 2001 as compared to the three months ended September 30, 2000. The impact of the September 11th terrorist attacks were evident with "at once" orders down approximately 40% for the last three weeks of September 2001 as compared to the last three weeks of September 2000. Sales to Sears Roebuck & Company ("Sears") were $0.8 million less than the same period last year due to the continued weak retail environment. Sales to J.C. Penney were $0.4 million greater than the same period last year, which reflects the successful sell through of Florsheim products in their footwear business. Sales of John Deere products increased $1.7 million or 165% for the three months ended September 29, 2001 compared to the three months ended September 30, 2000. This increase is due to improved product offerings and an increased customer base in 2001. U.S. Retail net sales decreased $3.0 million, or 13.9%, to $18.7 million for the three months ended September 29, 2001, due primarily to store closings and the effects of the September 11th terrorist attacks, which contributed to the $1.8 million shortfall in September 2001 retail sales, compared to September 2000. U.S. Specialty Stores same store sales decreased 9.4% versus the three months ended September 30, 2000 with a 26.3% decrease in same store sales following the September 11th terrorist attacks. U.S. Outlet Stores same store sales increased 1.0% versus the three months ended September 30, 2000 with a 2.5% decrease in same store sales following the September 11th attacks. International sales decreased $2.0 million to $8.5 million including a $1.0 million decrease in Australian sales, due mainly to currency devaluation and the weak Australian economy. Also contributing to the International sales decline was a $0.6 million decrease in Canada, which was due primarily to the weak wholesale business.

Gross profit for the three months ended September 29, 2001 was $18.9 million or 43.2% of net sales, as compared to $16.5 million or 33.0% of net sales for the three months ended September 30, 2000. Gross profit for the three months ended September 29, 2001 includes a $0.6 million non-recurring cost of sales adjustment for provisions made related to the closing of the Company's Preston, Australia manufacturing facility. These charges included $0.2 million and $0.1 million for the write-down to fair market value of certain inventory and manufacturing equipment, respectively, $0.2 million in provisions for facility costs and $0.1 million related to severance payments covering 40 employees. Gross profit for the three months ended September 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


includes non-recurring cost of sales charges of $2.1 million. These charges included provisions related to the write down of the Golf product line inventory to fair market value and additional provisions related to the write down of raw materials inventory remaining from the Company's Cape Girardeau, Missouri, manufacturing facility. The increase in gross profit for the three months ended September 29, 2001 is due mainly to the effects of these non-recurring charges. Excluding non-recurring charges, gross profit for the three months ended September 29, 2001 was $19.6 million or 44.7% of net sales, as compared to $18.6 million or 37.1% of net sales for the three months ended September 30, 2000. The increase for the three months ended September 29, 2001 was due mainly to the sale of excess inventory at reduced margins at both the U.S. Wholesale and U.S. Retail levels during the three months ended September 30, 2000.

Selling, general and administrative expenses for the three months ended September 29, 2001 were $21.0 million, a decrease of $5.7 million from the three months ended September 30, 2000. Selling, general and administrative expenses for the three months ended September 29, 2001 were 47.9% of net sales, a decrease from 53.4% of net sales for the three months ended September 30, 2000. Selling, general and administrative expenses were less than third quarter 2000 levels due to the positive effects of cost reduction programs initiated during the years 2000 and 2001 at both the corporate and business unit level and the closing of product lines. In addition to these programs, adjustments of $2.2 million for the three months ended September 30, 2000 were made to increase the allowance for doubtful accounts and to provide for unpaid customer charge backs for markdown allowances, promotional allowances and cooperative advertising allowances. Excluding these charges, selling, general and administrative expenses were 47.9% of net sales for the three months ended September 29, 2001 compared to 49.0% of net sales for the three months ended September 30, 2000.

Loss from operations for the three months ended September 29, 2001 was $2.1 million or $11.1 million favorable to the loss for the three months ended September 30, 2000. This decrease in the loss versus the three months ended September 30, 2000 reflects the effects of non-recurring charges recorded during the period. In addition to the non-recurring cost of sales charges there were $3.0 million of non-recurring selling, general and administrative charges related to additional provisions for bad debts related to the Golf product line and the write-off of barter credits, which would have expired before their utilization. Also contributing to this decrease in the loss was the stronger margins at the U.S. Wholesale level during the three months ended September 29, 2001.

Interest expense for the three months ended September 29, 2001 was $3.0 million, compared to $3.2 million for the three months ended September 30, 2000. The effects of increased borrowings during the three months ended September 29, 2001, as compared to the three months ended September 30, 2000, and the additional amortization of deferred financing charges in 2001 were offset by the decrease in the weighted average interest rate under the Company's credit facility.

Income tax expense for the three months ended September 29, 2001 was $4.2 million, compared to a benefit of $1.8 million for the three months ended September 30, 2000. The Company has continued to provide tax benefits on the 2001 operating loss in anticipation of the gain on the pension revision (as herein after disclosed) which was completed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in the fourth quarter of 2001. In the third quarter of 2001, the Company provided valuation allowances of $6.0 million for deferred tax assets arising from net operating loss carryforwards, which the Company believes will more likely than not expire without having been utilized. The three months ended September 30, 2000 included valuation allowances of $4.1 million related to foreign tax credits expiring in the years 2001 through 2004.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the nine months ended September 29, 2001 were $139.4 million, down $18.4 million, or 11.7%, as compared to the nine months ended September 30, 2000. U.S. Wholesale net sales were $57.1 million for the nine months ended September 29, 2001 compared to $61.2 million for the nine months ended September 30, 2000, a 6.7% decrease, with Sears and John Deere both showing sales increases. Net sales to Sears were up 13.2% due to the Sears conversion of its product offerings to the FLS label, which commenced in the first quarter of 2001. John Deere product line sales increased $2.5 million or 78.8% due to an improved product offering and the increased customer base in 2001. U.S. Wholesale dealer sales of $33.0 million were down 16.1% resulting from the poor market conditions, the lack of sufficient new products to offset the reduced core product sales, and to a lesser extent, the impact of September 11th. Net sales to J.C. Penney were down 2.9%, but continue to show improvement, as reflected in the sales increases in the third quarter of 2001. The closing of the Golf and Joseph Abboud product lines represented lost sales of $2.7 million for the nine months ended September 29, 2001 when compared to the nine months ended September 30, 2000. U.S. Retail net sales decreased $7.2 million, or 11.0%, as a result of unanticipated or early store closings and the effects of the September 11th terrorist attacks on the third quarter 2001 results. Continued weakness in the retail footwear market also affected sales for the nine months ended September 29, 2001, with U.S. Specialty stores reporting a decline in same store sales of 4.9%. Improved core selection and increased promotional pricing at U.S. Outlet stores produced a 1.8% increase in same store sales. International net sales were $23.8 million, down $7.1 million or 22.9% from the nine months ended September 30, 2000. All units in International reported lower sales, with the largest decline in Australia, which was affected by currency devaluation and the impact of GST taxes. The first nine months of 2000 reflected higher sales in Australia due to consumers purchasing products in advance of the implementation of the new GST tax in July 2000.

Gross profit for the nine months ended September 29, 2001 was $59.6 million or 42.7% of net sales, as compared to $64.9 million or 41.2% of net sales for the nine months ended September 30, 2000. The decline in gross profit dollars for the nine months ended September 29, 2001 was due primarily to the reduced sales volume in all business segments. The improvement in the margin levels for the nine months ended September 29, 2001 was attributed to U.S. Wholesale, which closed the Golf product line and U.S. Retail, where promotions and sale of excess inventory reduced margin rates for the nine months ended September 30, 2000. Non-recurring cost of sales of $1.1 million were recorded during the nine months ended September 29, 2001 and are related to provisions made for duties related to imported products during the period 1996 through 2000 and the closing of the Preston, Australia manufacturing facility. The $2.1 million non-recurring cost of sales charge related to the Golf product line inventory and the raw materials inventory at the Cape Girardeau, manufacturing facility in the third quarter of 2000 also had a negative effect on the gross profit for the nine months ended September 30, 2000. Excluding the effects of non-recurring charges, gross profit for the nine months ended September 29, 2001 was $60.7 million or 43.6% of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


net sales, as compared to $67.0 million or 42.5% of net sales in the same period in 2000. Increased margin rates for the nine months ended September 29, 2001 reflect higher U.S. Wholesale margins, due to the closing of the Golf product line and U.S. Retail where promotions and sales of excess inventory reduced margin rates for the nine months ended September 30, 2000.

Selling, general and administrative expenses for the nine months ended September 29, 2001 were $65.7 million, a decrease of $8.8 million, compared to the nine months ended September 30, 2000. The decrease in expense was the result of the cost reduction programs affecting marketing, finance, personnel, information technology and occupancy costs. The closing of the Golf and Joseph Abboud product lines contributed $1.7 million in the savings for the nine months ended September 29, 2001. The third quarter 2000 includes $2.2 million of adjustments to increase both the allowances for doubtful accounts and customer charge backs. Selling, general and administrative expenses for 2001 were 47.2% of net sales, a decrease from 47.3% of net sales for 2000. The decrease in selling, general and administrative expenses as a percent of net sales was due to decreased spending, which is partially offset by a decline in sales volume.

Non-recurring selling, general and administrative credits of $0.3 million were recorded in the nine months ended September 29, 2001 reflecting favorable settlements of accruals previously recorded. Non-recurring selling, general and administrative expenses of $5.9 million were recorded in the nine months ended September 30, 2000. The charge included $1.6 million related to severance, $0.6 million related to the downsizing of the Company's corporate headquarters space, $0.7 million as a provision for customer deductions taken against prior periods accounts receivable, $0.5 million increase in the bad debt reserve due mainly to the closing of the golf business and a $2.5 million charge to write-off barter credits.

For the nine months ended September 29, 2001, the loss from operations was $5.9 million, compared to a loss of $15.6 million for the nine months ended September 30, 2000. These results reflect the effects of the non-recurring cost of sales and selling, general and administrative charges recorded for the nine months ended September 30, 2000. Also contributing to this decrease in loss was the lower selling, general and administrative expense levels in the nine months ended September 29, 2001, which was partially offset by lower sales and gross profit levels for the nine months ended September 29, 2001.

Other income for the nine months ended September 30, 2000 includes $0.6 million related to the gain from the sale of the Company's Cape Girardeau, Missouri manufacturing facility and $0.5 million related to a refund of real estate taxes for the period 1991 to 1993.

Interest expense for the nine months ended September 29, 2001 was $9.6 million, as compared to $9.4 million in 2000. This increase is due to increased borrowings and increased amortization of deferred financing charges in 2001, which were partially offset by a decrease in the weighted average interest rate under the Company's credit facility.

Income tax expense for the nine months ended September 29, 2001 was $0.5 million compared to a benefit of $4.5 million in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has continued to provide tax benefits on the 2001 operating loss in anticipation of the gain on the pension revision (as herein after disclosed) which was completed in the fourth quarter of 2001. The nine months ended September 29, 2001 included valuation allowances of $6.0 million for deferred tax assets arising from net operating loss carryforwards, which the Company believes will more likely than not expire without having been utilized. The nine months ended September 30, 2000 included valuation allowances of $4.1 million related to foreign tax credits which were not expected to be utilized before their expiration.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily for working capital to support its operations and cash for interest payments on borrowings under credit facilities and outstanding debt securities. In addition, the Company's bank credit facility expires in August 2002 and its outstanding debt securities mature in September 2002. The Company's ability to fund its activities is directly dependent on sales, its ability to effectively manage its working capital needs, its ability to further reduce costs and its ability to make continued borrowings under its bank credit facility. In addition to the ongoing management of working capital, the Company is continuously evaluating alternatives including the additional sale of assets and other such transactions in order to address its liquidity requirements. In this regard, in July 2001 the Company completed the sale of its equity interest in its Indian joint venture for approximately book value, or $3.8 million, on an after tax basis. The Company has entered into an agreement to license its Canada wholesale operations to a footwear distributor in Canada. As part of the agreement, the licensee purchased certain assets related to the Canadian wholesale operations at book value. In addition, in October 2001 the Company completed the reversion of excess pension assets which will result in a debt reduction on an after tax basis of approximately $24.6 million. The Company is continuing to explore various alternatives, including additional asset sales and other strategic measures, to address current and future liquidity requirements. No assurances can be given as to the success of these efforts. In any event, there is a significant risk relating to the Company's ability to make continued borrowings under the bank credit facility or to continue the facility.

Subject to availability, further borrowing will be made under the Company's bank credit facility from time to time to meet liquidity requirements. The credit facility provides for borrowings of up to $110.0 million, subject to borrowing base availability ($101.0 million at September 29, 2001). Excess availability at September 29, 2001 was $1.7 million.

At September 29, 2001 the Company classified both the bank credit facility ($95.5 million) and the 12-3/4% senior notes ($18.4 million) as current because of the maturities noted above and the Company's current performance. At September 29, 2001, the Company was in compliance with its financial covenants. Based on current sales levels, the Company has advised the "agent bank" under the bank credit facility that it does not expect to meet the "EBITDA" financial covenant for the fourth quarter 2001. Discussions with the bank group are continuing, but no action has been taken. In addition, the Company's Australia subsidiary is in default of certain covenants under a credit facility provided by an Australian bank. Borrowings under this credit facility ($2.9 million) have been classified as current due to the covenant violation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash used in operating activities for the nine months ended September 29, 2001 was $15.5 million, as compared to $2.4 million of cash used in operating activities during the nine months ended September 30, 2000.

Working capital at September 29, 2001 was $(57.6) million, as compared to $27.8 million at December 30, 2000. The decrease in working capital is due to the reclassification of long-term debt to current as of September 29, 2001. Also contributing to this decrease in working capital is a decrease in inventory, which is partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

Net cash provided by investing activities was $3.5 million for the nine months ended September 29, 2001 compared to cash used in investing activities of $0.4 million for the nine months ended September 30, 2000. The increase in cash provided by investing activities was due mainly to the $3.8 million proceeds, on an after tax basis, from the sale of the India joint venture. The proceeds from this sale were partially offset by the $1.2 million of additions to property, plant and equipment for the nine months ended September 29, 2001.

Net cash provided by financing activities was $10.3 million for the nine months ended September 29, 2001, as compared to cash used of $0.3 million for the nine months ended September 30, 2000. Net borrowings under the Company's credit facility increased $10.2 million for the nine months ended September 29, 2001, while net borrowings decreased by $2.9 million for the nine months ended September 30, 2000. In addition, the Company increased its credit facility with an Australian bank by $0.1 million for the first nine months of 2001 while increasing borrowings by $2.6 million in 2000.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preaquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted this statement as required on July 1, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the ability of the Company to maintain compliance with the financial covenant requirements under the 1999 credit facility (as amended) or to obtain waivers from its lending institutions in the event such compliance is not maintained; the further softening of the men's footwear market; the timing of completion and success of the Company's various restructuring plans, including the ability to consummate additional asset sales or other strategic measures within the current fiscal year; and the adequacy of the Company's credit facility and cash flows to fund cash needs. Readers are cautioned not to place reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various risk factors and other disclosures by the Company in its Annual Report on Form 10-K for the year ended December 30, 2000, and in the Company's other periodic reports filed with the Securities and Exchange Commission.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the Company's market risk during the nine month period ended September 29, 2001. For additional information, refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

                           PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are files as part of this report:

               Exhibit
               Number         Description
               -------        -----------
                              None


     (b) Form 8-K was not required to be filed during the quarter ended September 29, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FLORSHEIM GROUP INC.
                                             (Registrant)




                                    By   /s/ F. Terrence Blanchard
                                         -------------------------
                                         F. Terrence Blanchard
                                         Vice-President, Finance



Date:  November 13, 2001