Form 10-K405
period 2001-12-29
FLORSHEIM GROUP INC
filed 2002-03-29
CIK 928908

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002, was approximately $130,000 based on the closing price of the registrant's common stock as reported on The OTC Bulletin Board.

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


                      8,513,651 shares as of March 15, 2002

                                     PART I

ITEM 1.  BUSINESS


         This report contains forward-looking statements that address, among other things, the Company's continued operations under Chapter 11 of the U.S. Bankruptcy Code, the pending sale of the Company's wholesale operations and selected retail stores to the Weyco Group, Inc., ("Weyco"), as well as distribution efforts, sourcing arrangements, projected capital expenditures, future cost of compliance with environmental laws and the adequacy of financing arrangements to meet debt service, capital expenditures, and other liquidity requirements. These statements may be found under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in other portions of this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation those discussed under the caption "Risk Factors" included in Item 1. and other matters included in this report.

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

         Florsheim markets products to more than 6,000 specialty and department store locations worldwide and through 217 Company-operated specialty stores and outlet stores as of December 29, 2001. The Florsheim brand name has been widely recognized both in the U.S. and in international markets for style, comfort and quality. Footwear Market Insights (FMI) points to Florsheim's dress shoe leadership by naming it the number one dress shoe in brand awareness.

         Florsheim competes primarily in the $65 and above retail price point segment of the men's non-athletic footwear market. The below $65 price point segment is dominated by private label offerings. According to FMI, Florsheim is the number one shoe in brand awareness for dress shoes priced over $65. Florsheim has used its expertise in the dress shoe market to become the number two dress and casual shoe in brand awareness for shoes priced over $65. According to National Department Store Data, in the year 2000, Florsheim had three of the top thirteen best selling dress shoe patterns.

         The Company's worldwide wholesale distribution accounted for approximately 50% of fiscal 2001 sales. The Company has a global wholesale customer base, which includes department stores and national accounts, such as Sears Roebuck & Company ("Sears"), J C Penney Company, and Nordstrom, independent dealers located worldwide and licensee locations in Mexico, India, the Pacific Rim, Canada and the Middle East. In addition, as of December 29, 2001, Florsheim had a retail network of 125 Company-operated specialty stores and 46 Company-operated outlet stores in the U.S. As of December 29, 2001, the Company also operated 37 specialty retail stores and 9 outlet stores in Australia, Canada, Italy, France, Germany and New Zealand.

         On March 4, 2002, the Company voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing was entered at the United States Bankruptcy Court for the Northern District of Illinois as Case No. 02B08209. The Company reached an agreement with its existing lender group to provide debtor-in-possession (DIP) financing. The funds will be used primarily to maintain normal business operations, including payment of employee wages and payments to suppliers, vendors and other business partners for goods and services provided after the March 4, 2002 filing.

         Prior to the bankruptcy filing, the Company entered into an Asset Purchase Agreement (the "APA") with Weyco providing for the sale of Florsheim's domestic wholesale business, related assets and certain retail locations for approximately $44.8 million and the assumption of certain trade and lease liabilities. The APA contemplates entering into a separate purchase agreement for the sale of certain assets and the assumption of certain trade and lease liabilities of the Company's subsidiaries: Florsheim Canada, Inc., Florsheim Europe S.R.L., Florsheim S.A. de C.V., Florsheim B.V., Florsheim France, S.A.R.L. and Florsheim Pacific Limited. The aggregate purchase price under all the various purchase agreements with Weyco totals approximately $47.3 million in cash (subject to certain adjustments). The consummation of the sale under the APA is subject to approval of the Bankruptcy Court following a bidding process, which is scheduled to be completed by June 30, 2002. The purchase price under the APA is subject to adjustments based on changes in certain account balances between September 29, 2001 and the closing date.

         The APA does not provide for the sale of approximately 130 of the Company's retail locations, the Company's distribution center in Jefferson City, Missouri, as well as certain non-essential assets of the Company. The Bankruptcy Court has approved a procedure for the liquidation and going out of business sales of these retail locations. Proceeds from the sale under the APA and other sales will be applied to the payment of expenses and creditor claims under the supervision of the Bankruptcy Court.

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

ADVERTISING

         The total domestic advertising and related expenditures for fiscal 2001 were approximately 1.5% of Florsheim's total domestic sales, versus 2.2% in fiscal 2000 and 3.0% in fiscal 1999. These expenditures were divided among national print ads and print advertising placed on behalf of the Company's specialty stores and independent dealers.

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

RETAIL OPERATIONS

         As of December 29, 2001, Florsheim had 217 Company stores worldwide, represented by 162 Florsheim specialty shoe shops and 55 outlet stores.

         The Company stores are the largest distributor of Company products and, in the U.S., represented approximately 38% of the wholesale sales value of total domestic wholesale shipments during fiscal 2001. The Company realizes both a wholesale gross profit margin and a retail gross profit margin on product distributed through its Company stores. The combined gross profit margin on such sales is larger than the gross profit margin earned on product distributed exclusively through wholesale channels. Florsheim maintains a consistent pricing policy for the wholesale division such that prices for shoes purchased by Company retail stores are typically the same as those paid by independent dealers.

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

INTERNATIONAL

         Florsheim has been a participant in international markets since the 1960s and has a strong, established presence in Australia and Canada through Company operated businesses, and in Mexico and India through license operations. The Company also has a presence in selected regions of Europe, Central and South America, the Middle East, and the Pacific Rim. The international division markets the Company's products through a global network of wholesale dealers, distributors, licensees and the Company's stores. At December 29, 2001, the Company operated 46 specialty and outlet stores in international markets and licensed an additional 53 specialty shops to selected partners. International sales, including exports, were $31.9 million in fiscal 2001 and were distributed as follows:

               PERCENTAGE OF TOTAL FISCAL 2001 INTERNATIONAL SALES

                       Australia                      45
                       Canada                         20
                       Pacific Rim                    14
                       Europe                         10
                       Other Exports                  11
                                                     ---
                                                     100%
                                                     ===

         Australia and Canada are important and well established markets for Florsheim. The Australian and Canadian operations included both wholesale distribution and a chain of Company owned specialty and outlet stores. In October 2001, the Company entered into an agreement to license the Canadian wholesale operations to a footwear distributor in Canada. As of December 29, 2001, the Company operated 34 stores in Australia and New Zealand and 9 stores in Canada. The Company no longer manufactures product in Australia, having closed its Preston, Australia manufacturing facility in September 2001.

         The International Division also includes licensees and distributors in India, Mexico, Japan, Qatar, the Philippines, Saudi Arabia, Lebanon, Hong Kong, Indonesia, Thailand, South Africa and the United Arab Emirates.

         Note 18 to the Company's Consolidated Financial Statements included herein contains certain information regarding the Company's domestic and international revenue, operating income and assets.


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

         The following is a summary of the Florsheim brands by category:

                DRESS                  REFINED DRESS CASUAL                CASUAL                    OTHER
                -----                  --------------------                ------                    -----
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

* This is the registered trademark of Deere & Company


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

         JOHN DEERE: A comprehensive line of work boots and shoes designed and manufactured to meet the specific, functional needs of industrial, agricultural and other blue-collar workers. The line is marketed under the John Deere label through a licensing agreement with Deere, one of the world's best known industrial/agricultural equipment manufacturers. The boots are designed to be the most comfortable and durable product in the market. Retail price points range from $90 to $200.

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

SOURCING AND MANUFACTURING TRADE REGULATIONS

         Florsheim's strategy is to source products where they can be produced most efficiently while still meeting management's quality and service specifications. Florsheim has consolidated its overall procurement strategy in recent years to improve production capabilities and to improve cost efficiency. In December 1999, the Company closed its Cape Girardeau, Missouri manufacturing facility, which represented approximately 20% of the Company's 1999 worldwide production. During 2001, approximately 96% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 66% of Florsheim's products are manufactured in India, where Florsheim had a minority partner (26% ownership) in a joint venture arrangement with a local manufacturer. Florsheim sold its minority interest in this joint venture in July 2001, but continues to purchase products from the manufacturer. The balance of the Company's non-domestic products are sourced from a variety of suppliers in a number of other countries, including but not limited to Italy, China, Mexico, Poland, Taiwan and Canada.

         Florsheim directs the procurement of raw materials and components from a wide variety of sources located throughout the world and has alternate sources for leathers, components and other materials. Leather pricing and availability are subject to fluctuating supply and demand cycles; however, Florsheim management believes it has adequate sourcing arrangements through its own suppliers and through its overseas manufacturers to ensure an uninterrupted supply of raw materials.

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

COMPETITION

         Florsheim competes with a number of domestic marketers of men's dress, dress casual and casual footwear, including Rockport, Cole Haan, Johnston & Murphy, Dexter, Bostonian, Bass, and various private label providers, with respect to fashion, quality and price. In addition, to direct competition with the dress, dress casual and casual footwear product markets, Florsheim indirectly competes against manufacturers and retailers of athletic footwear. Florsheim's retail stores also compete with a variety of retailers, including regional specialty retailers, department stores, national retailers and mass merchandisers with respect to men's dress, dress casual and casual footwear. The addition of the John Deere work boot increases the number and types of marketers with which the Company competes. Florsheim also experiences significant competition from imports.

SEASONALITY OF BUSINESS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality of Business."

BACKLOG

         At December 29, 2001 the Company's U.S. wholesale operations had a backlog of customer orders of approximately $7.6 million, compared to approximately $16.7 million, at December 30, 2000, a decrease of 54.5%. Substantially all the backlogs are for shipments in the first half of fiscal 2002.

EMPLOYEES

         As of December 29, 2001, Florsheim had approximately 1,100 employees in the United States and overseas. Approximately 7% of Florsheim's work force is represented by unions. Management believes Florsheim has maintained satisfactory overall relations with its unionized workforce.


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

RISK FACTORS

         Bankruptcy

         On March 4, 2002, Florsheim announced that it had voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing was entered at the United States Bankruptcy Court for the Northern District of Illinois. The Company has also reached an agreement, subject to Bankruptcy Court approval, with a group of its existing lenders led by BT Commercial Corporation to provide debtor-in-possession (DIP) financing. The funding will be used primarily to maintain normal business operations, including payment of employee wages and payments to suppliers, vendors and other business partners for goods and services provided after the filing.

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

         Reliance on Foreign Production

         During 2001, approximately 96% of Florsheim's finished shoe sourcing requirements were fulfilled outside of the United States. Approximately 66% of total products are manufactured in India, where Florsheim was a participant in a joint venture arrangement with a local operation through September 2001. The remainder of such non-domestic products are currently sourced from a variety of suppliers in a number of other countries, including Italy, China, Mexico, Poland, Taiwan and Canada. The Company's operations are subject to the customary risks of doing business abroad, including currency fluctuations, labor unrest, political instability, restrictions on transfer of funds, import and export duties and trade barriers (including quotas) and U.S. customs and tariffs. In addition, trade regulations and potential U.S. government sanctions could be imposed against some of the countries from which the

Company sources product and result in restrictions on imports from such countries. To date, these factors have not had an adverse impact on the Company's operations.

         Control of Florsheim

         Apollo Investment Fund, L.P. ("Apollo") and Artemis America Partnership ("Artemis") each own 33.0% of the outstanding shares of Florsheim Common Stock. By reason of their ownership of Florsheim Common Stock, both Apollo and Artemis may have the power to effectively control or influence control of the Company, including the elections of the Board of Directors and other matters submitted to a vote of the Company's stockholders. Either Apollo or Artemis may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of either Apollo or Artemis.


ITEM 2. PROPERTIES

         Florsheim owns or leases the following principal plants, offices and warehouses:

                                                     Floor            Owned
                                                     Space             Or
   Location             Type of Facility           (Sq. Ft.)          Leased
---------------         ----------------           ---------          ------
Chicago, IL               Headquarters               50,000            Leased
Jefferson City, MO          Warehouse               562,000             Owned
Hong Kong               Office/Warehouse             12,000            Leased
Florence, Italy         Office/Warehouse              5,000            Leased


         As of December 29, 2001, the Company operated 217 retail stores in leased facilities. The stores generally range in size from 800 to 3,000 square feet.

         The Jefferson City facility is encumbered by a first priority lien and mortgage pursuant to the Company's bank credit facility.

         The Company's properties listed above are generally well maintained, suitable for present operations and adequate for current requirements. Florsheim estimates that its facilities were effectively utilized during fiscal 2001 and believes that its facilities in combination with other facilities available through the Company's sourcing network had the capacity, if necessary, to expand production to meet anticipated product requirements.

ITEM 3. LEGAL PROCEEDINGS

         On March 4, 2002, the Company voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing was entered at the United States Bankruptcy Court for the Northern District of Illinois as case no. 02B08209.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         As of March 22, 2002, there were approximately 1,300 holders of record of Common Stock.

         The reported high and low sale prices for Florsheim's Common Stock on either The NASDAQ National Markets or The NASDAQ SmallCap Market for each quarterly period within the two most recent fiscal years are included in Note 19 to the Consolidated Financial Statements of the Company included herein.

         Prior to December 15, 2000, the Company traded on the NASDAQ National Markets. From December 15, 2000 through February 8, 2002, shares of the Company's Common Stock were traded on The NASDAQ SmallCap Market under the symbol FLSC.

         On February 8, 2002, NASDAQ notified the Company that it failed to comply with the net tangible assets, market capitalization, and net income requirements for continued listing on the NASDAQ SmallCap Market and as a result the Company's shares are now quoted on the OTC Bulletin Board (OTCBB). Since the commencement of the bankruptcy proceedings, the market for Common Stock has been limited.

         Beginning in March 2002, as a result of the bankruptcy proceedings, the Company's shares are quoted on the OTC Bulletin Board (OTCBB) under the symbol FLSCQ.OB.

         The Company did not pay dividends on its Common Stock during the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000.

ITEM 6. SELECTED FINANCIAL INFORMATION

(Dollars in thousands, except for per share data)

The following financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


                                                                           Fiscal year ended
                                             ----------------------------------------------------------------------------
                                             December 29,    December 30,     January 1,      January 2,      January 3,
                                                 2001            2000            2000            1999             1998
                                             ------------    ------------    ------------    ------------    ------------
SUMMARY OF OPERATING RESULTS:
Net sales                                      $ 183,506       $ 205,222       $ 245,726       $ 244,895       $ 253,056
Earnings (loss) from operations                  (15,145)        (28,034)           (484)          7,069          12,221
Earnings (loss) before extraordinary item        (59,949)        (30,794)         (7,618)           (559)          3,607
Net loss                                         (59,949)        (30,794)         (8,368)           (559)         (1,435)

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary item      $   (7.05)      $   (3.63)      $   (0.90)      $   (0.07)      $    0.43
Net loss                                           (7.05)          (3.63)          (0.99)          (0.07)          (0.17)

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary item          (7.05)          (3.63)          (0.90)          (0.07)           0.42
Net loss                                           (7.05)          (3.63)          (0.99)          (0.07)          (0.17)

OTHER INFORMATION:
Dividends paid per share                       $      --       $      --       $      --       $      --       $      --
Cash flow provided by (used in):
   Operations                                     (9,597)            (15)         (1,944)         (5,092)        (17,783)
   Investing activities                           28,059          (1,584)         (7,993)         (9,172)         (3,633)
   Financing activities                          (19,454)           (905)          8,681          14,000           6,920
Depreciation and amortization                      6,778           7,382           6,245           4,681           5,025
Capital expenditures                               1,387           2,309           8,462          10,308           9,922

BALANCE SHEET DATA AT PERIOD END:
Working capital (deficit)                      $ (42,733)      $  27,820       $  69,337       $  83,452       $  94,167
Property, plant, and equipment, net                2,259          26,168          32,525          30,981          27,245
Total assets                                      83,574         171,690         197,290         199,566         183,646
Long-term debt, less current maturities               --          78,412          83,412          76,912          76,912
Shareholders' equity (deficit)                   (46,972)         13,472          44,648          53,347          54,482

NUMBER OF RETAIL STORES AT PERIOD END:
   U.S. Specialty                                    125             135             157             173             200
   U.S. Outlet                                        46              57              63              84              99
   International                                      46              49              51              54              54
                                               ---------       ---------       ---------       ---------       ---------
   Total stores                                      217             241             271             311             353
                                               =========       =========       =========       =========       =========

Notes to Selected Financial Information:
(Dollars in thousands)

(1) Florsheim's fiscal year end is the Saturday closest to December 31; therefore, the results of operations will periodically include a 53-week period. Fiscal 2001, 2000, 1999 and 1998 each represented a 52-week period. Fiscal 1997 represented a 53-week period.

(2) Fiscal 1997 includes a $4,300 gain associated with the sale of the Company's former corporate headquarters.

(3) Fiscal 1997 includes an extraordinary loss of $5,042 associated with the tender premium and expenses related to the repurchase of senior notes and the execution of a revolving credit facility. Fiscal 1999 includes an extraordinary loss of $750 associated with the refinancing of the Company's credit facility.

(4) Fiscal 1999 includes $5,022 of non-recurring expenses associated with plant closing costs, the disposition of the Golf product line, severance, downsizing of the corporate headquarters and New York showroom space, resignation of the Company's former chairman and evaluation of strategic alternatives.

(5) Fiscal 2000 includes $14,274 of non-recurring expenses associated with the final disposition of the Golf product line, severance, curtailment of the Company's pension plan, further downsizing of the Company's corporate headquarters, and provisions for customer deductions and barter credits.

(6) Fiscal 2001 includes $864 of non-recurring expenses associated with the provision made for duties from imported products, closing of the Company's Preston, Australia manufacturing facility and favorable settlements of accruals previously recorded.

(7) Fiscal 2001 includes income tax expense of $33,540 which includes a provision for the write off of all future tax benefits, consisting primarily of net operating loss carryforwards, in the current year.

(8) Fiscal years 2001, 2000, 1999, 1998 and 1997 include impairment charges associated with the write-down of long lived assets and the Company's retail locations of $17,889, $1,476, $0, $256 and $400, respectively.

(9) Fiscal 2001 includes $9,955 of pension income related to the curtailment of the Company's defined benefit pension plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and notes included herein. All dollar amounts are presented in thousands.

On March 4, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (See Notes 1 and 3 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

The Company's fiscal year end is the Saturday closest to December 31. Throughout this analysis, fiscal 2001 refers to the 52 week period ended December 29, 2001, fiscal 2000 refers to the 52 week period ended December 30, 2000 and fiscal 1999 refers to the 52 week period ended January 1, 2000.


FISCAL 2001 COMPARED TO FISCAL 2000

Net sales for fiscal 2001 were $183,506, a decrease of $21,716 or 10.6% as compared to fiscal 2000, with declines in all business units. U.S Wholesale net sales were $72,723, a decrease of $3,961 or 5.2% as compared to fiscal 2000. The decrease in U.S. Wholesale sales was due mainly to an $8,673 or 17.2% decrease in the dealer and department store channel sales in 2001. Poor market conditions that affected the entire retail footwear market in 2001, caused partially by the September 11th terrorist attacks, and the lack of sufficient new products to offset the reduced sales of core products contributed to this decline. Partially offsetting the decreased sales at the dealer and department store level were increased sales at Sears, J C Penney and at John Deere products. The increase in the sales level at Sears was due mainly to the provision for product returns recorded in 2000 for the conversion to the FLS label. The increase in J C Penney sales reflects the successful sell through of Florsheim products in their footwear business. John Deere sales increases were due mainly to an improved product offering and the increased customer base in fiscal 2001. U.S. Retail net sales were $78,901, a decrease of $10,027 or 11.3%. The total U.S. Retail same store sales decreased 4.5%. This decrease was due mainly to unanticipated or early store closings and the effects of September 11th on the entire retail industry. The continued effects of the weak retail footwear market contributed to a 6.5% decrease in U.S. Specialty same store sales compared to 2000. Improved selection and increased promotional pricing at the U.S. Outlet stores produced a 1.7% increase in same store sales. International sales were $31,882, a decrease of $7,728 or 19.5% as compared to fiscal 2000, with the largest decline in Australia, which continues to be affected by the weak economy. Also contributing to the decrease in International was the decline in the Canadian wholesale business as a result of the licensing of this business to a Canadian footwear distributor in October 2001.

Gross profit for fiscal 2001 was $78,116 or 42.6% of net sales, as compared to $81,968 or 39.9% of net sales for fiscal 2000. The decrease in gross profit was due mainly to the reduced sales volume in 2001 when compared to 2000. The improvement in the fiscal 2001 gross margin level when compared to fiscal 2000 was due mainly to the decrease in the 2001 non-recurring cost of sales charges recorded at U.S. Wholesale. Non-recurring cost of sales charges of $1,142 were recorded in fiscal 2001 included a $498 provision made for duties on imported products during the period 1996 through 2000 and a $644 charge for the closing of the company's Preston, Australia manufacturing facility. The fiscal 2000 non-recurring charges of $3,144 included $1,631 for the write-down of the Golf product line inventory to fair market value, $334 for the write-down of the Joseph Abboud product line inventory to fair market value and $1,179 write-down of raw materials inventory from the closing of the Cape Girardeau manufacturing facility all contributed to the lower 2000 margins. Excluding the effects of the non-recurring charges, gross profit margin was 43.2% in 2001 compared to 41.5% in 2000. The increase in 2001 gross margin, excluding non-recurring charges, when compared to 2000 was due mainly to the effects of closing the Golf and Joseph Abboud product lines and the reduced gross margins at U.S. Retail due to promotional activity and the sale of excess inventory, which all lowered fiscal 2000 margin levels.

Selling, general and administrative expenses were $103,494 or 56.4% of net sales in 2001 compared to $98,872 or 48.2% of net sales in 2000. The increase was due to an impairment charge of $17,889 recorded in fiscal 2001 compared to a charge of $1,476 recognized in fiscal 2000. The fiscal 2001 impairment charge was due to the write-off of long lived assets that are part of the proposed sale to the Weyco Group, Inc. ("Weyco") and the anticipated disposal of the remaining assets. The impairment charge wrote down all retail assets to the value assigned to the stores to be sold to Weyco. Partially offsetting this impairment charge was a decrease in selling, general and administrative expenses of $11,791 due to decreased sales levels and cost reduction programs. Also contributing to this decrease in 2001 selling, general and administration expense was the reduction in corporate spending including marketing, advertising and information technology.

Pension settlement from the termination and settlement of the defined benefit plan was $9,955, net of excise and alternative minimum taxes and certain transaction costs in fiscal 2001. In fiscal 2000, the Company realized an expense of $2,200 for the unrecognized prior service costs related to the curtailment of the Company's defined benefit plan.

Non-recurring selling, general and administrative credits were $278 in fiscal 2001 compared to non-recurring selling, general and administrative expense of $8,930 in fiscal 2000. The non-recurring credits recorded in fiscal 2001 reflect favorable settlements of accruals previously recorded. Fiscal 2000 non-recurring selling, general and administrative expenses include charges for the write-off of barter credits, severance charges, charges to downsize the Company's corporate headquarters, provisions for an increase in the estimate for deductions arising prior to fiscal 2000, an increase in the bad debt reserve due to the closing of the Golf product line, expenses under contractual commitments that will not be recovered through future revenue streams and charges for the recognition of contractual commitments with no future benefit related to the Joseph Abboud product line.

Loss from operations for fiscal 2001 was $15,145 compared to a loss of $28,034 in fiscal 2000. Excluding the effects of the non-recurring costs in both years, loss from operations was $24,236 in fiscal 2001, compared to a loss of $13,760 in fiscal 2000. The increase in loss from operations in 2001 compared to 2000 was due to the impairment charge taken in 2001. This charge was partially offset by improved margins and reduced selling, general and administrative expenses in 2001.

Interest expense for fiscal 2001 was $12,004 as compared to $12,997 in fiscal 2000. This decrease in interest expense is due to the decrease in the weighted average interest rate to 7.2% in 2001 from 10.2% in fiscal 2000 due to the decline in market rates and the floating interest rate structure of the borrowings under the credit facility. This decrease in the average interest rate was partially offset by the higher daily average outstanding borrowings prior to the reduction of the credit facility from the reversion of the defined benefit plan assets and the increased amortization of deferred financing charges in 2001.

Other income for fiscal 2001 was $740 as compared to $730 in fiscal 2000. Other income reported in fiscal 2001 includes income of $597 related to the demutualization of an insurance company which provided certain employee related insurance benefits to the Company. Fiscal 2000 other income included a real estate tax refund covering prior years and a gain from the sale of the Cape Girardeau, Missouri manufacturing facility.

Income tax expense was $33,540 in fiscal 2001 compared to an income tax benefit of $9,507 in fiscal 2000. The effective tax rate for fiscal 2001 and fiscal 2000 was 127.0% and 23.6%, respectively. The increase in the effective tax rate in 2001 was due to the establishment of a full valuation allowance for deferred tax assets of $41,179 in 2001 recognizing that future taxable income from operations and subsequent events would be insufficient to realize benefits attributed to the Company's deferred tax assets.

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales for fiscal 2000 were $205,222, a decrease of $40,504 or 16.5%, as compared to fiscal 1999, with declines in all business units. U.S. Wholesale net sales were $76,684, a decrease of $20,011 or 20.7% as compared to fiscal 1999 with all channels of distribution reporting lower sales. These shortfalls were due mainly to large decreases in Sears, J C Penney department stores and dealers versus 1999. The reduction in Sears included the impact of a $2,660 adjustment for anticipated product returns as Sears converts its product offering to the FLS label. Also contributing to the lower U.S. Wholesale levels was a $4,217 decrease in net sales relating to the close out of the Golf and Joseph Abboud product lines. U.S. Retail net sales were $88,928, a decrease of $14,213 or 13.8% versus fiscal 1999, the result of planned store closings, and the continued weakness in the retail footwear market. Total U.S. Retail same store sales declined 3.2% for the year with a 6.2% decrease occurring in the fourth quarter of fiscal 2000 reflecting the weakness experienced in the retail market. International net sales were $39,610, a decrease of $6,280 or 13.7% as compared to fiscal 1999 with all units in International reporting lower sales. The largest decline was in Australia, which was significantly affected by currency devaluation and the implementation of a Goods and Service Tax in July 2000.

Gross profit for fiscal 2000 was $81,968 or 39.9% of net sales, as compared to $106,176 or 43.2% of net sales for fiscal 1999. The decline in gross profit was due mainly to the reduced sales volume. Fiscal 2000 also included non-recurring cost of sales of $3,144. These non-recurring charges included a $1,631 write-down of the Golf product line inventory to fair market value, a $1,179 write-down of raw materials inventory from the closing of the Cape Girardeau manufacturing facility and a $334 charge for the write-down of Joseph Abboud inventory to fair market value as a result of the Company's decision to exit the product line. Fiscal 1999 included non-recurring charges of $2,646 for the closing of the Cape Girardeau, Missouri manufacturing facility and the sale of the Golf product line. Excluding the effects of the non-recurring charges, gross profit margin was 41.5% in 2000 compared to 44.3% in 1999. The decrease in gross profit margin was due primarily to the effect of the closing of the Golf and Abboud product lines, reduced margin on the sale of close out product to U.S. Retail and reduced gross margin at U.S. Retail due to promotional activity and the sale of excess inventory.

Selling, general and administrative expenses were $98,872 or 48.2% of net sales compared to $104,284 or 42.4% of net sales in 1999. The decrease in expense was the result of the lower sales volume and cost reduction programs initiated in the fourth quarter of 1999 affecting marketing, personnel and occupancy costs. The reductions in selling, general and administrative expenses were not sufficient to offset the decline in sales. Partially offsetting these reductions were increases associated with the information technology function and increases in provisions for doubtful accounts and customer charge backs.

In fiscal 2000, the Company realized an expense of $2,200 for the unrecognized prior service costs related to the curtailment of the Company's defined benefit plan. There were no charges in fiscal 1999.

Non-recurring selling, general and administrative expenses were $8,930 in fiscal 2000 compared to $2,376 in fiscal 1999. Fiscal 2000 costs included a $2,484 charge for the write-off of barter credits, $2,921 in severance charges, charges totaling $1,010 for the downsizing of the Company's corporate headquarters, a $700 provision for increases in the estimate for deductions arising prior to fiscal 2000, charges totaling $705 for the increase in bad debt reserve due to the closing of the Golf product line, a $751 charge related to expenses under contractual commitments that will not be recovered through future revenue streams and a $359 charge for the recognition of contractual commitments with no future benefits related to the Joseph Abboud product line. Fiscal 1999 included costs associated with downsizing both the Company's corporate headquarters and the New York showroom, as well as costs associated with the contemplated sale of the Golf product line.

Loss from operations for fiscal 2000 was $28,034 compared to a loss of $484 in fiscal 1999. Excluding the effects of the non-recurring costs in both years, loss from operations was $13,760 in fiscal 2000, compared to earnings of $4,538 in fiscal 1999, a decrease in earnings from operations of $18,298. The decrease was the result of lower sales volume and a lower gross margin on reduced sales levels. Partially offsetting the decreased volume and margins was a decrease in selling, general and administrative expense for fiscal 2000.

Interest expense for fiscal 2000 was $12,997 as compared to $10,423 in fiscal 1999. The increase in interest expense reflects the higher daily average outstanding borrowing levels in fiscal 2000 compared to fiscal 1999 and an increase in the weighted average interest rates to 10.2% in fiscal 2000 from 9.4% in fiscal 1999 due to the floating interest rate structure of the borrowings under the credit facility.

Other income was $730 in fiscal 2000 compared to other expense of $105 in fiscal 1999. Fiscal 2000 included other income from a real estate tax refund covering prior years and a gain from the sale of the Cape Girardeau, Missouri manufacturing facility.

Income tax benefit was $9,507 in fiscal 2000 compared to $3,394 in fiscal 1999. The effective tax rate for fiscal 2000 and fiscal 1999 was 23.6% and 30.8% respectively. The decrease in the effective tax rate was due to the establishment of valuation allowances at December 30, 2000 related to unrealizable foreign tax credits expiring in fiscal 2001 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

On March 4, 2002, the Company announced that it had entered into an agreement with Weyco for the sale of its domestic wholesale business, related assets and certain Florsheim retail stores for approximately $44,800 in cash (subject to certain adjustments) and the assumption of certain trade and lease liabilities. The agreement contemplates entering into separate purchase agreements for the sale of certain assets and the assumption of certain trade and lease liabilities of the Company's subsidiaries: Florsheim Canada, Inc., Florsheim Europe S.R.L., Florsheim S.A. de C.V., Florsheim B.V., Florsheim France, S.A.R.L. and Florsheim Pacific Limited. The aggregate purchase price under all of the various purchase agreements totals approximately $47,300 in cash (subject to certain adjustments).

On March 4, 2002, the Company also announced that it, along with four of its domestic subsidiaries, had voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing was entered at the United States Bankruptcy Court for the Northern District of Illinois. Florsheim also filed a motion seeking the Bankruptcy Court's approval of the asset purchase agreement with Weyco pursuant to section 363 of the Bankruptcy Code, and the sale is subject to approval of the Bankruptcy Court.

On March 6, 2002, the Company received interim approval of the debtor-in-possession (DIP) credit facility from the U.S. Bankruptcy Court in connection with the Company's filing under Chapter 11 of the U.S. Bankruptcy Code. The new agreement provides for a $75,000 revolving credit facility and was entered into with the Company's existing bank group, which is led by BT Commercial Corporation. The credit facility provides for borrowings up to $75,000, subject to borrowing base availability.

WORKING CAPITAL

Working capital at December 29, 2001 was a $42,733 deficit compared to $27,820 at December 30, 2000, a decrease of $70,553. The decrease in working capital is due mainly to the reclassification of long-term debt to current as of September 29, 2001. Also contributing to the reduction in working capital was the decrease in deferred tax assets due to the establishment of a full valuation allowance for all future tax benefits in the current year. The decrease in accounts receivable and inventory, which was partially offset by a decrease in accounts payable, also contributed to this deficit. The decrease in accounts receivable is due mainly to the reduced sales levels during fiscal 2001.

CAPITAL EXPENDITURES

During fiscal 2001, 2000 and 1999, capital expenditures totaled $1,387, $2,309 and $8,462, respectively. The decrease in capital expenditures for fiscal 2000 was due to the completion of the management information system project, which accounted for 80% of the fiscal year 1999 expenditures.

FINANCING ARRANGEMENTS

In August 2001, the Company amended its $110,000 bank credit facility ("Credit Facility"), resulting in the waiver of the financial covenant related to the minimum quarterly EBITDA (earnings before interest expense, income taxes, depreciation and amortization, and other non-cash items and non-recurring items) to interest ratio. The amendment reset covenants for "Minimum EBITDA" as defined in the bank agreement commencing with the quarter ending September 29, 2001 and extending through the term of the agreement and eliminated covenants related to "Senior Leverage" and "Total Leverage" ratio as defined in the bank agreement. At December 29, 2001, the Company was in compliance with its financial covenants. In November 2001, the Company reduced the credit facility to $85,000. This reduction was due to the reversion of the defined benefit plan that occurred in October 2001. Borrowings under the Credit Facility were $66,572 at December 29, 2001, with the entire amount classified as short-term. Borrowings under the Credit Facility were $85,538 at December 30, 2000.

Further Credit Facility borrowings will be made from time to time to meet liquidity requirements, including monthly working capital needs. The Credit Facility provides for borrowings of up to $85,000, subject to borrowing base availability ($74,653 at December 29, 2001). Excess availability at December 29, 2001 was $4,573. The cash borrowings under the Credit Facility bear interest at the prime rate plus 1.75 %, or at an adjusted LIBOR rate plus a factor, currently 2.75 %, depending on the type of loan the Company executes and various covenant ratios.

In connection with the amendment to the Credit Facility in August 2001, the Company paid an amendment fee of $100. The Company also had to pay a $250 fee in April related to the borrowing outstanding under the Additional Availability amendment dated November 2000. The Additional Availability was part of the loan reduction from the reversion of the Company's pension plan that occurred in October 2001.

The Company failed to make the interest payment due March 1, 2002 on its 12-3/4 Senior Notes, due September 2002 ("Senior Notes"). Subsequent to the filing under Chapter 11, the trading on the Senior Notes was suspended by the New York Stock Exchange.

On March 6, 2002, the Company received interim approval of the debtor-in-possession (DIP) credit facility ("DIP Facility") from the U.S. Bankruptcy Court in connection with the Company's filing under Chapter 11 of the U.S. Bankruptcy Code. The DIP Facility provides for a $75,000 revolving credit facility and was entered into with the Company's existing bank group, which is led by BT Commercial Corporation. The DIP Facility provides for borrowings up to $75,000, subject to borrowing base availability. The borrowing base availability consists of eligible accounts receivable and inventory as defined in the credit facility, fixed asset and intellectual property sub limit of $24,700 and $10,000 of Tranche B availability. Interest on the Tranche B borrowings is 11.5% while interest on the balance of the borrowings is the prime lending rate plus one and three quarter percent (1.75%). The DIP Facility expires August 31, 2002. The DIP Facility provides covenants related to weekly cash flow.

The DIP Facility will be used to maintain normal business operations, including payment of employee wages and payments to suppliers, vendors and other business partners for goods and services provided on or after the March 4, 2001 voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code.

In January 2000, the Company's Australian subsidiary ("Florsheim Australia") entered into a five year, $6,100 credit facility with an Australian bank. The facility provided for a $3,800 term loan, a $1,000 overdraft facility, a $750 letter of credit and certain other facilities. The term loan facility bears interest based on alternative floating rate structures at the Company's option (7.5% at December 29, 2001). Florsheim Australia is currently in default of this credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 142, "Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets", establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company's intangible assets represent principally trademarks. The Company is evaluating the new statement's provisions to assess the impact on its consolidated results of operations and financial position. SFAS No. 144, "Accounting for the Impairment and the Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

SEASONALITY OF BUSINESS

The Company's net sales are generally not seasonal. However, earnings from operations tend to be higher in the fourth quarter due to the proportionately higher retail sales that include both a wholesale and a retail margin.

FOREIGN CURRENCY

The Company's export sales are denominated in United States dollars, and its international sales other than export sales are denominated in the local currency of each jurisdiction in which Florsheim's foreign operations are located. The effects of foreign currency devaluation relative to the dollar in both Southeast Asia and Australia negatively impacted operating results in fiscal 2001. The majority of purchases by the Company from foreign sources are denominated in United States dollars. The Company does not enter into forward contracts to hedge currency risks when import transactions are denominated in other currencies.

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

FORWARD LOOKING STATEMENTS

When used in this discussion, the words "believes" and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. The Company's continued operations under Chapter 11 of the U.S. Bankruptcy Code and the pending sale of the Company's wholesale operations and selected retail stores to Weyco both contribute to risk and uncertainty. Readers are cautioned not to place reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, as well as the Company's periodic reports with the Securities Exchange Commission.

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

Interest rate risk is managed through a combination of fixed rate and variable rate debt with varying maturities. All material components of debt are denominated in U.S. dollars. At December 29, 2001, variable rate debt was approximately $57,000.

A hypothetical 10 percent increase in the average interest rate under the Credit Facility in fiscal 2001 would have resulted in an increase in interest expense of approximately $405.

The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.


ITEM 8. FINANCIAL DATA AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS:                                                            PAGE
                                                                                              ----
     Consolidated Balance Sheet at December 29, 2001 and December 30, 2000 .................   20

     Consolidated Statement of Operations and Comprehensive Loss for the Fiscal
       Years Ended December 29, 2001, December 30, 2000 and January 1, 2000 ................   21

     Consolidated Statement of Cash Flows for the Fiscal Years Ended December 29, 2001,
       December 30, 2000 and January 1, 2000 ...............................................   22

     Consolidated Statement of Shareholders' Equity for the Fiscal Years Ended
       December 29, 2001, December 30, 2000 and January 1, 2000 ............................   23

     Notes to Consolidated Financial Statements ............................................   24

     Independent Auditors' Report ..........................................................   60

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

   Schedule II -- Valuation and qualifying accounts ........................................   59

FLORSHEIM GROUP INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                    December 29,    December 30,
                                                                        2001            2000
                                                                    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   2,179       $   3,171
   Receivables, less allowances of $2,175 at December 29, 2001
    and $3,523 at December 30, 2000                                     13,600          15,728
   Inventories                                                          50,533          57,827
   Deferred income taxes                                                    --           7,300
   Prepaid expenses and other current assets                             3,586           4,640
                                                                     ---------       ---------
Total current assets                                                    69,898          88,666
Property, plant and equipment:
    Buildings and improvements                                          13,250          19,921
    Machinery and equipment                                             27,575          40,210
                                                                     ---------       ---------
                                                                        40,825          60,131
    Less: accumulated depreciation                                     (38,566)        (33,963)
                                                                     ---------       ---------
Net property, plant and equipment                                        2,259          26,168
Deferred income taxes                                                       --          24,924
Other assets                                                            11,417          31,932
                                                                     ---------       ---------
Total assets                                                         $  83,574       $ 171,690
                                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank credit facilities                                           $  69,053       $  28,157
    12-3/4% Senior notes                                                18,412              --
    Accounts payable                                                    13,340          16,808
    Accrued employee compensation                                        4,134           2,873
    Accrued interest expense                                             1,166           1,127
    Other accrued expenses                                               6,526          11,881
                                                                     ---------       ---------
Total current liabilities                                              112,631          60,846
                                                                     ---------       ---------

Bank credit facility, long-term                                             --          60,000
12-3/4% Senior notes                                                        --          18,412
Accrued postretirement benefits other than pension                      16,091          16,847
Other long-term liabilities                                              1,824           2,113
                                                                     ---------       ---------
Total liabilities                                                      130,546         158,218
                                                                     ---------       ---------
Shareholders' equity:
   Common Stock, 20,000 shares authorized, without par value,
     $1.00 stated value, 8,514 shares issued and outstanding at
     December 29, 2001 and 8,484 shares issued and outstanding
     at December 30, 2000                                                8,514           8,484
   Paid-in capital                                                      50,933          50,869
   Accumulated other comprehensive loss -
     cumulative translation adjustment                                  (3,956)         (3,367)
   Accumulated deficit                                                (102,463)        (42,514)
                                                                     ---------       ---------
Total shareholders' equity                                             (46,972)         13,472
                                                                     ---------       ---------
Total liabilities and shareholders' equity                           $  83,574       $ 171,690
                                                                     =========       =========


 See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000 (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------

                                                                 Fiscal Year Ended
                                                    ---------------------------------------------
                                                    December 29,    December 30,     January 1,
                                                         2001            2000            2000
                                                    ------------    ------------    ------------
Net sales                                              $ 183,506       $ 205,222       $ 245,726
Cost of sales                                            104,248         120,110         136,904
Non-recurring cost of sales                                1,142           3,144           2,646
                                                       ---------       ---------       ---------

Gross profit                                              78,116          81,968         106,176
Selling, general and administrative expenses             103,494          98,872         104,284
Pension (settlement) curtailment                          (9,955)          2,200              --
Non-recurring selling, general and administrative
   (credits) expenses                                       (278)          8,930           2,376
                                                       ---------       ---------       ---------

Loss from operations                                     (15,145)        (28,034)           (484)
Interest expense, net                                     12,004          12,997          10,423
Other income (expense), net                                  740             730            (105)
                                                       ---------       ---------       ---------

Loss before income taxes and extraordinary item          (26,409)        (40,301)        (11,012)
Income tax expense (benefit)                              33,540          (9,507)         (3,394)
                                                       ---------       ---------       ---------

Loss before extraordinary item                           (59,949)        (30,794)         (7,618)
Extraordinary item, net                                       --              --            (750)
                                                       ---------       ---------       ---------

Net loss                                                 (59,949)        (30,794)         (8,368)
Other comprehensive loss -
   foreign currency translation adjustment                  (589)           (607)           (425)
                                                       ---------       ---------       ---------
Comprehensive loss                                     $ (60,538)      $ (31,401)      $  (8,793)
                                                       =========       =========       =========

Basic and diluted loss per share:
   Loss before extraordinary item                      $   (7.05)      $   (3.63)      $   (0.90)
   Extraordinary item                                         --              --           (0.09)
                                                       ---------       ---------       ---------
   Net loss                                            $   (7.05)      $   (3.63)      $   (0.99)
                                                       =========       =========       =========

Weighted average number of shares outstanding --
   basic and diluted                                       8,506           8,484           8,456
                                                       =========       =========       =========


See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                               Fiscal Year Ended
                                                                 --------------------------------------------
                                                                 December 29,     December 30,     January 1,
                                                                     2001             2000            2000
                                                                 ------------     ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $ (59,949)      $ (30,794)      $  (8,368)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Gain on disposal of assets                                          (40)           (234)         (1,219)
     Gain on pension plan reversion                                   (9,955)             --              --
     Depreciation and amortization                                     6,778           7,382           6,245
     Impairment charge                                                17,889           1,476              --
     Deferred income taxes                                            32,224         (10,062)         (4,591)
     Extraordinary loss                                                   --              --             750
     Noncash interest and other expenses                               2,046           1,346             653
     Changes in operating assets and liabilities:
       Receivables                                                     2,128          15,145           3,207
       Inventories                                                     7,294          13,137           8,891
       Prepaid expenses and other assets                                (101)         (1,546)         (2,296)
       Accounts payable, accrued interest
         and other accrued expenses                                   (6,866)          5,858          (3,466)
       Other long-term liabilities                                    (1,045)         (1,723)         (1,750)
                                                                   ---------       ---------       ---------
   Net cash used in operating activities                              (9,597)            (15)         (1,944)
                                                                   ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of assets                                       16             725             469
   Proceeds form the sale of the India joint venture                   4,688              --              --
   Capital expenditures                                               (1,387)         (2,309)         (8,462)
   Reversion of excess assets from defined benefits plan              24,742              --              --
                                                                   ---------       ---------       ---------
   Net cash provided by (used in) investing activities                28,059          (1,584          (7,993)
                                                                   ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial borrowing under bank credit facility             --              --          87,192
   Deferred financing fees on bank credit facility                      (350)           (500)         (3,086)
   Retirement of former bank credit facility                              --              --         (84,000)
   Borrowings under former bank credit facility                           --              --           8,000
   Repayments on former bank credit facility                              --              --          (1,000)
   Borrowings under bank credit facility                             179,382         196,174          86,066
   Repayments under bank credit facility                            (198,225)       (199,402)        (84,491)
   Increase (decrease) in other debt                                    (261)          2,823              --
                                                                   ---------       ---------       ---------
   Net cash provided by (used in) financing activities               (19,454)           (905)          8,681
                                                                   ---------       ---------       ---------

   Net decrease in cash and cash equivalents                            (992)         (2,504)         (1,256)
Cash and cash equivalents at beginning of period                       3,171           5,675           6,931
                                                                   ---------       ---------       ---------
Cash and cash equivalents at end of period                         $   2,179       $   3,171       $   5,675
                                                                   =========       =========       =========

Supplemental disclosure:
   Cash payments for income taxes, net                             $   1,054       $     808       $     386
   Cash payments for interest                                          9,919          11,608           9,647


See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                        Common Stock                         Accumulated
                                  ------------------------                       Other                           Total
                                  Number of                      Paid in     Comprehensive   Accumulated     Shareholders'
                                    Shares         Amount        Capital          Loss          Deficit     Equity (Deficit)
                                  ---------      ---------      ---------    -------------   -----------    ----------------
Balance at January 2, 1999            8,454      $   8,454      $  50,580      $  (2,335)      $  (3,352)      $  53,347

Net loss                                 --             --             --             --          (8,368)         (8,368)

Foreign currency translation             --             --             --           (425)             --            (425)
Exercise of stock options                30             30             64             --                              94
                                  ---------      ---------      ---------      ---------       ---------       ---------

Balance at January 1, 2000            8,484      $   8,484      $  50,644      $  (2,760)      $ (11,720)      $  44,648

Net loss                                 --             --             --             --         (30,794)        (30,794)

Foreign currency translation             --             --             --           (607)             --            (607)

Issuance of common stock
   warrants                              --             --            225             --              --             225
                                  ---------      ---------      ---------      ---------       ---------       ---------

Balance at December 30, 2000          8,484      $   8,484      $  50,869      $  (3,367)      $ (42,514)      $  13,472

Net loss                                 --             --             --             --         (59,949)        (59,949)

Foreign currency translation             --             --             --           (589)             --            (589)

Exercise of stock options                30             30             64             --              --              94
                                  ---------      ---------      ---------      ---------       ---------       ---------

Balance at December 29, 2001          8,514      $   8,514      $  50,933      $  (3,956)      $(102,463)      $ (46,972)
                                  =========      =========      =========      =========       =========       =========


See accompanying notes to consolidated financial statements.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------


(1)      BASIS OF PRESENTATION


         Nature of Business

         Florsheim Group Inc. and its subsidiaries ("Florsheim" or the "Company") design, market, source and distribute a diverse and extensive range of products in the middle to upper price range of the men's quality footwear market.

         Subsequent to December 29, 2001, the Company voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Proceedings") on March 4, 2002. Although the Company's bankruptcy raises doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared on a going concern basis. The financial statements present the assets of the Company at historical cost, reduced by impairment charges as further discussed in Note 4. Liabilities of the Company are presented at face value on December 29, 2001 in the financial statements. In the Bankruptcy Proceedings, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization requiring court approval, and accordingly, are not presently determinable. As such, the Company's financial statements do not present the amounts which may ultimately be paid to settle liabilities or contingencies that may be allowed in the Bankruptcy Proceedings. The interests of common shareholders could, among other things, be substantially diluted or eliminated as a result of the Bankruptcy Proceedings. The final outcome of the proceedings as approved could materially change the amounts currently included in the December 29, 2001 financial statements.


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

         The Company used the equity method of accounting to account for its 26.1% equity interest in its India joint venture ("Florind") until its sale in July 2001. Proceeds from the sale were approximately $3.8 million on an after tax basis, approximately equal to the net book value of the Company's investment at the time of sale. Florind is continuing to manufacture footwear under the Florsheim label on an exclusive basis.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------


         Fiscal Year

         Florsheim's fiscal year end is the Saturday closest to December 31. For purposes of these consolidated financial statements, fiscal 2001 refers to the 52 week period ended December 29, 2001, fiscal 2000 refers to the 52 week period ended December 30, 2000 and fiscal 1999 refers to the 52 week period ended January 1, 2000.

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

         Revenue Recognition

         The Company recognizes revenue to wholesale customers level as products are shipped. The Company records revenue at the point of sale for the retail stores. E-commerce and catalog sales are also recognized as revenue at the time of shipping.

         Advertising

         Advertising costs are expensed as incurred. These expenses were $3,099, $4,660 and $7,376 in fiscal 2001, 2000, and 1999, respectively.

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

         Postretirement Benefits other than Pensions

         Florsheim recognizes the cost of postretirement benefits as they are earned over an employee's expected service period with the Company.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         Foreign Currency Translation

         The accounts of the foreign subsidiaries have been translated from their functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of shareholders' equity.

         Comprehensive Loss

         The Company reports comprehensive loss in accordance with the requirements of Statement of Financial Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income, which includes foreign currency translation adjustments and certain other types of changes in shareholders' equity that result from non-owner sources. Accumulated other comprehensive loss at December 29, 2001, December 30, 2000 and January 1, 2000 is comprised of foreign currency translation adjustments.

         Earnings Per Share

         The Company presents basic and diluted earnings/loss per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted earnings per share do not include securities in instances where their inclusion would be antidilutive.

         There are no adjustments to basic and diluted weighted average shares outstanding or to earnings before extraordinary item, extraordinary item, or net earnings.

         Deferred Financing Costs

         Certain expenses related to obtaining financing have been capitalized and are being amortized over the life of the financing to which they relate.

         Barter Transactions

         During fiscal 1997 and 1998, the Company entered into non-cash transactions with a third party whereby Florsheim would exchange excess inventory for advertising and media credits. In September 2000, the Company recorded a charge of $2,484 related to the write-off of the then outstanding amount of barter credits. See Note 5.

         Accounting for Computer Software

         The Company accounts for computer software costs in accordance with the provisions of AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on the capitalization of certain internal costs as they relate to software developed or implemented for internal use. Florsheim capitalized approximately $2,186 and $1,100 of internal software development costs in fiscal years 2000 and 1999, respectively. No internal costs were capitalized in fiscal 2001.

(3)      CHANGES IN EVENTS AND SUBSEQUENT EVENTS

         On March 4, 2002, the Company voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The filing was entered at the United States Bankruptcy Court for the Northern District of Illinois as Case No. 02B08209. The Company reached an agreement with its existing lenders to provide debtor-in-possession (DIP) financing. The funds will be used primarily to maintain normal business operations, including the

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         payment of employee wages and payments to suppliers, vendors and other business partners for goods and services provided after the March 4, 2002 filing.

         The Company entered into an Asset Purchase Agreement (the "APA") with Weyco Group, Inc. ("Weyco") providing for the sale of Florsheim's domestic wholesale business, related assets and certain retail locations for approximately $44,800 and the assumption of certain trade and lease liabilities. The APA contemplates entering into a separate purchase agreement for the sale of certain assets and the assumption of certain trade and lease liabilities of the Company's subsidiaries:
         Florsheim Canada, Inc., Florsheim Europe S.R.L., Florsheim S.A. de C.V., Florsheim B.V., Florsheim France, S.A.R.L. and Florsheim Pacific Limited. The aggregate purchase price under all the various purchase agreements with Weyco totals approximately $47,300 in cash (subject to certain adjustments). The purchase price under the APA is subject to adjustments based on the levels of the various Florsheim assets. The APA is subject to approval by the Bankruptcy Court.

         The APA does not provide for the sale of all the Company's retail locations or for the sale of certain other non-material assets of the Company. The Bankruptcy Court has approved a procedure for the liquidation and going out of business sales at these retail locations. Proceeds from the sale under the APA and other sales will be applied to the payment of expenses and creditor claims under the supervision of the Bankruptcy Court. The APA contains a number of conditions to the obligations of the parties to complete the sale. There can be no assurance that the sale will be completed.


(4)      IMPAIRMENT OF LONG-LIVED ASSETS

         At December 29, 2001, the Company applied the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires assets held for sale to be valued on an asset-by-asset basis at the lower of their carrying amount or the fair value less the costs to sell and assets held for use to be valued at the lower of the carrying amount or the expected future discounted cash flows.

         Assets held for use include store furniture, fixtures and leasehold improvements in the group of stores not included in the APA with Weyco as well as leasehold improvements and system costs in corporate headquarters. In determining the expected remaining useful life of the assets held for use, the Company considered the Weyco sale and planned concurrent liquidation to be a reasonable indicator of the cessation of operations and therefore estimated a six-month remaining life. Based on the expected future cash flows, the Company determined that substantial and complete impairment was evident.

         The assets held for sale are those defined in the APA with Weyco and the land and building at the warehouse facility in Missouri. Using the terms of the APA to establish fair value, the Company determined that impairment exists only for the store improvements and fixtures which were assigned a fair value of $502. The appraised market value of the warehouse facility in Missouri exceeds the current carrying value and therefore was not considered to be impaired. Actual results could vary from such estimates.

         The Company recorded an impairment charge of $17,889, $1,476 and $0 in fiscal 2001, 2000 and 1999, respectively.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

(5)      NON-RECURRING COSTS

         In fiscal 1999, the Company recognized non-recurring charges of $5,022. These non-recurring charges include $2,646 of cost of sales charges and $2,376 of selling, general and administrative charges. The non-recurring cost of sales charges included charges totaling $2,000 for the closing of the Cape Girardeau, Missouri manufacturing facility. These charges included the write-down of certain inventory and property, plant and equipment to net realizable value and included severance that related to 186 employees at the facility plus certain other supporting personnel. Also included in non-recurring cost of sales was $646 in charges for the write-down of certain Golf inventory. The non-recurring selling, general and administrative charges included a $1,100 charge related to the resignation of the Company's former chairman and costs related to the Company's review of strategic alternatives, charges totaling $365 for the write-down of certain Golf related receivables to net realizable value, severance charges of $195 related to the Golf and other corporate personnel and $716 for the downsizing of the Company's corporate headquarters and New York showroom.

         In fiscal 2000, the Company recognized non-recurring charges of $14,274. These non-recurring charges include $3,144 of cost of sales charges and $11,130 of selling, general and administrative charges. The non-recurring cost of sales charges included a $1,179 write-down of the remaining raw materials inventory related to the closing of the Cape Girardeau manufacturing facility, a $1,631 write-down of the Golf raw materials and finished goods inventory to fair market value and a $334 charge for the write-down of the Joseph Abboud finished goods to fair market value as a result of the Company's decision to exit the product line. The non-recurring selling, general and administrative expenses included a $2,484 charge to write-off barter credits, charges totaling $1,010 for the downsizing of the Company's corporate headquarters, $2,921 in severance charges for 56 employees at the Company's corporate headquarters and Jefferson City distribution center, a $751 charge related to expenses under the contractual commitments that will not be recovered by future revenue streams, charges totaling $705 to increase the bad debt reserve due mainly to closing the Golf product line, a $700 provision for increases in the estimate of customer deductions arising prior to fiscal 2000 and a $359 charge for the recognition of contractual commitments with no future benefits related to the Joseph Abboud product line.

         In fiscal 2001, the Company recognized non-recurring charges of $864. These non-recurring charges include $1,142 cost of sales charges and selling, general and administrative credits of $278. The non-recurring cost of sales charges include a $498 provision for duties from imported products during the period 1996 through 2000 and a $644 charge for the closing of the Company's Preston, Australia manufacturing facility. The non-recurring selling, general and administrative credits reflect the favorable settlements of accruals previously recorded.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 5 (CONTINUED)

The following tables summarize the costs reflected in the fiscal 2001, 2000 and 1999 Consolidated Statement of Operations and Comprehensive Loss and the related accrual balances included in the Consolidated Balance Sheets for the years then ended.

                                               Fiscal 1999
                                  -------------------------------------
                                                               Accrual
                                                               Balance
                                                 Amounts          at
                                                 Charged        Jan 1,
                                  Provision     To Accrual       2000
                                  ---------     ----------     --------
Resignation/Strategic Study
  Legal and professional fees      $   432       $  (178)      $   254
  Employee related expenses            668          (303)          365
                                   -------       -------       -------
                                     1,100          (481)          619
                                   -------       -------       -------

Cape Girardeau Closing
  Inventory write-offs                 690           (80)          610
  Plant and equipment costs            606          (169)          437
  Employee related expenses            704          (138)          566
                                   -------       -------       -------
                                     2,000          (387)        1,613
                                   -------       -------       -------

Facility Downsizing/Golf Sale
  Inventory write-offs                 646          (346)          300
  Receivables allowance                365            --           365
  Aged deductions charge                --            --            --
  Facilities charges                   716          (440)          276
  Employee related expenses            195            --           195
                                   -------       -------       -------
                                     1,922          (786)        1,136
                                   -------       -------       -------

Other costs
  Barter credit write-offs              --            --            --
  Contractual commitments               --            --            --
  Duties                                --            --            --
                                   -------       -------       -------
                                        --            --            --
                                   -------       -------       -------

Joseph Abboud product line
  Inventory write-offs                  --            --            --
  Contractual commitments               --            --            --
                                   -------       -------       -------
                                        --            --            --
                                   -------       -------       -------

Australia Plant Closing
  Inventory write-offs                  --            --            --
  Plant and equipment                   --            --            --
  Facilities charges                    --            --            --
  Employee related expenses             --            --            --
                                   -------       -------       -------
                                        --            --            --
                                   -------       -------       -------

              Total                $ 5,022       $(1,654)      $ 3,368
                                   =======       =======       =======

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 5 (CONTINUED)

                                                        Fiscal 2000
                                    ----------------------------------------------------
                                     Accrual                                     Accrual
                                     Balance                                     Balance
                                       at                          Amounts         at
                                     Jan 1,                       Charged        Dec 30,
                                      2000        Provision     To Accrual         2000
                                    --------      ---------     ----------      --------
Resignation/Strategic Study
   Legal and professional fees      $    254      $     --       $    (87)      $    167
   Employee related expenses             365            --           (351)            14
                                    --------      --------       --------       --------
                                         619            --           (438)           181
                                    --------      --------       --------       --------

Cape Girardeau Closing
   Inventory write-offs                  610         1,334         (1,230)           714
   Plant and equipment costs             437          (250)          (127)            60
   Employee related expenses             566            95           (652)             9
                                    --------      --------       --------       --------
                                       1,613         1,179         (2,009)           783
                                    --------      --------       --------       --------

Facility Downsizing/Golf Sale
   Inventory write-offs                  300         1,631         (1,651)           280
   Receivables allowance                 365           705           (378)           692
   Aged deductions charge                 --           700           (700)            --
   Facilities charges                    276         1,010           (295)           991
   Employee related expenses             195         2,921         (1,227)         1,889
                                    --------      --------       --------       --------
                                       1,136         6,967         (4,251)         3,852
                                    --------      --------       --------       --------

Other costs
   Barter credit write-offs               --         2,484         (2,484)            --
   Contractual commitments                --           751             --            751
   Duties                                 --            --             --             --
                                    --------      --------       --------       --------
                                          --         3,235         (2,484)           751
                                    --------      --------       --------       --------

Joseph Abboud product line
   Inventory write-offs                   --           334             --            334
   Contractual commitments                --           359           (175)           184
                                    --------      --------       --------       --------
                                          --           693           (175)           518
                                    --------      --------       --------       --------

Australia Plant Closing
   Inventory write-offs                   --            --             --             --
   Plant and equipment                    --            --             --             --
   Facilities charges                     --            --             --             --
   Employee related expenses              --            --             --             --
                                    --------      --------       --------       --------
                                          --            --             --             --
                                    --------      --------       --------       --------


            Total                   $  3,368      $ 12,074       $ (9,357)      $  6,085
                                    ========      ========       ========       ========

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)


--------------------------------------------------------------------------------

NOTE 5 (CONTINUED)

                                                       Fiscal 2001
                                    -------------------------------------------------
                                    Accrual                                   Accrual
                                    Balance                                   Balance
                                      at                        Amounts          at
                                    Dec 30,                     Charged       Dec 29,
                                      2000       Provision     To Accrual       2001
                                    -------       -------       -------       -------
Resignation/Strategic Study
   Legal and professional fees      $   167       $   (80)      $   (87)      $    --
   Employee related expenses             14           (14)           --            --
                                    -------       -------       -------       -------
                                        181           (94)          (87)           --
                                    -------       -------       -------       -------

Cape Girardeau Closing
   Inventory write-offs                 714            --          (309)          405
   Plant and equipment costs             60            --           (55)            5
   Employee related expenses              9            --            --             9
                                    -------       -------       -------       -------
                                        783            --          (364)          419
                                    -------       -------       -------       -------

Facility Downsizing/Golf Sale
   Inventory write-offs                 280            --          (280)           --
   Receivables allowance                692            --          (364)          328
   Aged deductions charge                --            --            --            --
   Facilities charges                   991           (84)         (813)           94
   Employee related expenses          1,889            --        (1,596)          293
                                    -------       -------       -------       -------
                                      3,852           (84)       (3,053)          715
                                    -------       -------       -------       -------

Other costs
   Barter credit write-offs              --            --            --            --
   Contractual commitments              751            --          (570)          181
   Duties                                --           498          (498)           --
                                    -------       -------       -------       -------
                                        751           498        (1,068)          181
                                    -------       -------       -------       -------

Joseph Abboud product line
   Inventory write-offs                 334            --          (334)           --
   Contractual commitments              184          (100)          (84)           --
                                    -------       -------       -------       -------
                                        518          (100)         (418)           --
                                    -------       -------       -------       -------

Australia Plant Closing
   Inventory write-offs                  --           194          (194)           --
   Plant and equipment                   --            98           (98)           --
   Facilities charges                    --           192           (39)          153
   Employee related expenses             --           160          (160)           --
                                    -------       -------       -------       -------
                                         --           644          (491)          153
                                    -------       -------       -------       -------


            Total                   $ 6,085       $   864       $(5,481)      $ 1,468
                                    =======       =======       =======       =======

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

(6)      INVENTORIES

         Inventories consisted of the following:

                               December 29,   December 30,
                                   2001           2000
                               ------------   ------------
Retail merchandise             $     24,834   $     27,884
Finished products                    25,699         29,769
Raw materials                            --            174
                               ------------   ------------
                               $     50,533   $     57,827
                               ============   ============


(7)      BANK CREDIT FACILITY


         Current portion of bank credit facility consisted of the following:

                               December 29,    December 30,
                                   2001             2000
                               ------------    ------------
Bank credit facility                 66,572          25,538
Credit Facility -- Australia          2,562           2,823
Stock Warrants                          (81)           (204)
                               ------------    ------------
                               $     69,053    $     28,157
                               ============    ============

         In August 1999, the Company entered into a three year, $110,000 credit facility, which was most recently amended in August 2001 (the "Credit Facility"). In November 2001, the Company reduced the credit facility to $85,000. Borrowings under this Credit Facility were $66,572 at December 29, 2001 and $85,538 at December 30, 2000, and are subject to borrowing base availability ($74,653 at December 29, 2001 and $101,805 at December 30, 2000). Borrowings of $25,538 were classified as current at December 30, 2000.

         The borrowing base availability consists of eligible accounts receivable and inventory as defined in the credit agreement, fixed asset and intellectual property as also defined in the credit agreement ("FAIP") and $10,000 of Tranche B availability ("Tranche B"). The FAIP availability ($25,600 at December 29, 2001 and $33,200 at December 30,
         2000) was reduced by $900 on a quarterly basis. The FAIP availability was reduced by an additional $4,000 in October 2001 from the proceeds of the pension plan reversion. Reductions under the FAIP, Additional Availability, and Tranche B availability sublimits do not reduce the total $85,000 availability under the credit agreement.

         Interest on Tranche B borrowings is 11.5%. Interest on the remaining outstanding borrowings (7.2% at December 29, 2001 and 10.2% at December 30, 2000) is based on alternative floating rate structures, at the Company's option, and various covenant ratios.

         The Credit Facility is secured by substantially all domestic accounts receivable, inventory and property, plant and equipment, as well as the capital stock of certain foreign subsidiaries. In August 2001, the Company amended the bank credit facility, resulting in a waiver of the financial covenant related to minimum quarterly EBITDA (earnings before interest expense, income taxes, depreciation and amortization, and other non-cash items and non-recurring items) to interest ratio. The amendment reset covenants for "Minimum EBITDA" as

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         defined in the bank agreement commencing with the quarter ending September 29, 2001, and extending through the term of the agreement, and eliminated covenants related to the "Senior Leverage" and "Total Leverage" ratios as also defined in the bank agreement. The Company was in compliance with this covenant at December 29, 2001.

         The Credit Facility provides for an unused line fee of 0.375% per annum. Letters of credit are permitted by the Credit Facility, but reduce the amount of availability. Outstanding letters of credit were $3,508 at December 29, 2001 and $6,168 at December 30, 2000.

         In connection with the amendment to the Credit Facility in August 2001, the Company paid an amendment fee of $100. The Company incurred financing fees of $250 in April 2001 related to the borrowings outstanding for Additional Availability. The Additional Availability was part of the loan reduction from the reversion of the Company's defined benefit plan that occurred in October 2001.

         On March 6, 2002, the Company received approval of the debtor-in-possession (DIP) credit facility from the U.S. Bankruptcy Court in connection with the Company's filing under Chapter 11 of the U.S. Bankruptcy Code. The new agreement provides for a $75,000 revolving credit facility and was entered into with the Company's existing bank group, which is led by BT Commercial Corporation. The credit facility provides for borrowings up to $75,000, subject to borrowing base availability. The borrowing base availability consists of eligible accounts receivable and inventory as defined in the credit facility; a fixed asset and intellectual property sublimit of $24,700; and $10,000 of Tranche B availability. Interest on the Tranche B borrowings is 11.5% while interest on the balance of the borrowings is the prime lending rate plus one and three quarter percent (1.75%). The DIP credit facility expires August 31, 2002. The DIP Facility contains covenants with respect to weekly cash flow.

         The DIP credit facility will be used to maintain normal business operations, including payment of employee wages and payments to suppliers, vendors and other business partners for goods and services provided on or after the March 4, 2002 voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code.


         Other Debt

         In January 2000, the Company's Australian subsidiary ("Florsheim Australia") entered into a five year, $6,100 credit facility with an Australian bank. The facility provided for a $3,800 term loan, a $1,000 overdraft facility, a $750 letter of credit and certain other facilities. The term loan facility bears interest based on alternative floating rate structures at the Company's option (7.5% at December 29, 2001). Borrowings under the credit facility at December 29, 2001 were $2,562 and have been classified as current. Florsheim Australia is currently in default of this credit facility.

(8)      12-3/4% SENIOR NOTES

         The 12-3/4% senior notes are senior unsecured obligations of Florsheim. The senior notes are jointly and severally guaranteed on a senior unsecured basis by all existing domestic subsidiaries of Florsheim and may be guaranteed by future domestic subsidiaries.

         The senior notes mature on September 1, 2002 and have been classified as current. Interest on the senior notes is payable semiannually on March 1 and September 1. On or after September 1, 1998, the senior notes are redeemable, at Florsheim's option, in whole or in part, at various prices plus accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, Florsheim is required to offer to repurchase all of the senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the purchase date.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         In March 2002, the Company received notice from the New York Stock Exchange that trading on the Company's 12-3/4% Senior Notes due in 2002 (FLSC 02) was suspended due to the Company's filing under Chapter 11 of the U.S. Bankruptcy Code.

(9)      CAPITAL STOCK

         Preferred Stock

         The Company's restated certificate of incorporation includes authorization to issue up to two million shares of no par value, preferred stock. No preferred stock has been issued.


         Common Stock

         The Company's restated certificate of incorporation includes authorization to issue up to 20 million shares of common stock. The holders of the common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. Subject to preferential rights that may be applicable to any preferred stock (none of which had been issued as of December 29, 2001), holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. However, it is not presently anticipated that dividends will be paid on common stock in the foreseeable future. At December 29, 2001, the Company was prohibited from paying dividends under the terms of its bank Credit Facility.

         Common Stock Warrants

         In November 2000, the Company amended its bank Credit Facility and issued 425,000 common stock purchase warrants to the three participants in the Company's bank group. The warrants are exercisable at $1.35 per share and expire in November 2005. All of the warrants are outstanding at December 29, 2001.


(10)     STOCK OPTION PLANS

         The Florsheim Shoe Company 1994 Stock Option Plan

         In 1994, the Company adopted The Florsheim Shoe Company 1994 Stock Option Plan (the "Option Plan"). The Option Plan was amended and approved by the shareholders during the Company's 2000 Annual shareholders meeting. The Option Plan authorizes grants of options to purchase up to 2,000,000 shares of common stock. Stock options may be granted with an exercise price below the stock's fair market value at the grant date. All outstanding stock options have ten year terms and vest and become fully exercisable after three to five years from the date of grant.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. No compensation cost has been recognized for the Option Plan as options issued to date were at prices equal to or in excess of the stock's fair market value at the date of grant. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant date for awards in fiscal 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the resulting reduction in the Company's net income and earnings per share would not have been significant.

         At December 29, 2001, options to purchase 1,074,500 shares of common stock were outstanding and 299,501 options were exercisable. The per share weighted-average fair value of stock options granted during 2001 was $3.77 on the date of grant using the Black Scholes option pricing model with the following weighted-

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------


         average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of four years.

         At December 30, 2000, options to purchase 845,250 shares of common stock were outstanding and 158,600 options were exercisable. The per share weighted-average fair value of stock options granted during 2000 was $4.60 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: dividend yield rate of 0.0%, risk free interest rate of 5.5%, stock volatility rate of 65.0%, expected turnover rate of 50.0% and an expected life of five years.

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


         The Charles J. Campbell Stock Option Plan

         In 1995, the Company adopted the Charles J. Campbell Stock Option Plan (the "Campbell Plan") in connection with the hiring of its then Chairman of the Board. The Campbell Plan authorized the issuance of options to purchase 250,000 shares of common stock, all of which were granted in 1995 at prices ranging from $5.00 to $10.00 per share. All of the options were cancelled in fiscal 1999 upon Mr. Campbell's resignation, and the plan was terminated in fiscal 2000.


         The Florsheim Group Inc. Consultants Stock Option Plan

         In 1997, the Company adopted The Florsheim Group Inc. Consultants Stock Option Plan (the "Consultants Plan"). The Consultants Plan authorizes grants of options to purchase an aggregate of 100,000 shares of common stock to certain outside consultants and advisors. At December 29, 2001 and December 30, 2000 there were no options outstanding under the Consultants Plan. At January 1, 2000, options to purchase 7,000 shares of common stock were outstanding, all of which were cancelled in fiscal 2000.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------



         Stock option activity is as follows:


                                                    Weighted-
                                       Number        Average
                                        of          Exercise
                                       Shares         Price
                                    ----------    ----------
       Balance at January 2, 1999      675,000          6.54
         Granted                        79,000          4.84
         Exercised                     (30,000)         3.19
         Cancelled                    (283,150)         7.45
                                    ----------    ----------

       Balance January 1, 2000         440,850          5.91
         Granted                       585,000          4.60
         Exercised                          --            --
         Cancelled                    (180,600)         6.65
                                    ----------    ----------

       Balance December 30, 2000       845,250          4.85
         Granted                       301,500          1.76
         Exercised                     (30,000)         3.23
         Cancelled                     (42,250)         5.20
                                    ----------    ----------

Balance December 29, 2001            1,074,500    $     4.02
                                    ==========    ==========


         The following table summarizes information about fixed price stock options outstanding and exercisable at December 29, 2001:

      Range                            Average       Weighted                   Weighted
       of                           Remaining         Average                   Average
    Exercise         Options     Contractual Life    Exercise     Options       Exercise
     Prices       Outstanding      (in Years)         Price      Exercisable      Price
--------------    -----------    ----------------    --------    -----------    --------
$ 0.00 -  1.49       322,500           8.9            $ 0.92        19,500       $ 1.06
$ 1.49 -  2.98        78,000           8.5              1.94        19,500         1.94
$ 2.98 -  4.46       106,666           5.7              3.69        37,917         3.55
$ 4.46 -  5.95       314,417           6.2              5.01       148,967         5.05
$ 5.95 -  7.44        23,000           6.3              6.29        10,350         6.29
$ 7.44 -  8.93       227,917           7.9              7.57        62,067         7.66
$13.39 - 14.88         2,000           2.1             14.88         1,200        14.88
                   ---------                                       -------
                   1,074,500                                       299,501
                   =========                                       =======

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

(11)     INCOME TAXES

         Income tax expense (benefit) was comprised of the following:

                                   Fiscal Year Ended
                      -----------------------------------------
                      December 29,   December 30,    January 1,
                         2001            2000           2000
                      ------------   ------------    ----------
Current:
  Federal              $     --       $     --       $     --
  State and local           189            201             39
  Foreign                 1,127            354            709
                       --------       --------       --------
                          1,316            555            748
Deferred                 32,224        (10,062)        (4,560)
                       --------       --------       --------
                       $ 33,540       $ (9,507)      $ (3,812)
                       ========       ========       ========

         The following table reconciles the difference between the U.S. federal corporate statutory rate and Florsheim's effective tax rate on the loss before extraordinary items:

                                                     Fiscal Year Ended
                                          ----------------------------------------
                                          December 29,  December 30,    January 1,
                                             2001          2000           2000
                                            ------        ------         ------
Federal corporate statutory rate             35.0%          35.0%          35.0%
State and local income taxes, net of
   Federal tax benefit                       (0.7)          (0.5)          (0.3)
Foreign taxes, including foreign
   currency translation effects              (5.2)          (0.4)           5.5
Adjustments for foreign tax credits
   and foreign dividend income               (4.9)          (2.9)          11.1
Nontaxable foreign income                      --             --           (8.8)
Change in valuation allowance               (140.9)         (6.0)         (10.8)
Permanent book to tax impact
   of India joint venture sale               (8.6)            --             --
Other                                        (1.7)          (1.6)          (0.9)
                                            ------        ------         ------

Effective tax rate                          (127.0%)        23.6%          30.8%
                                            ======        ======         ======

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

                                      December 29,   December 30,
                                          2001           2000
                                      ------------   ------------
Deferred tax assets:
  Fair value adjustment                 $     --       $  2,409
  Employee postretirement benefits         5,964          6,229
  Expense accruals                         3,671          4,648
  Rent abatement                             179            226
  Intangibles                                503            532
  Valuation reserves                       7,332          1,829
  Plant and equipment                      1,575            508
  Inventory costs capitalized                407            422
  Net operating loss carryforwards        19,217         25,492
  Foreign tax credits                      2,605          4,491
  Restructuring accruals                      25             --
  Other                                       44             46
                                        --------       --------
Total gross deferred tax assets           41,522         46,832
  Valuation allowance                    (41,179)        (3,740)
                                        --------       --------
    Net deferred tax assets                  343         43,092
                                        --------       --------
Deferred tax liabilities:
  Employee benefit plans                      --        (10,868)
                                        --------       --------
  Fair value adjustment                     (343)            --
                                        --------       --------

Net deferred tax assets                 $     --       $ 32,224
                                        ========       ========

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a $41,179 valuation allowance for deferred tax assets in recognition of management's expectation that future taxable income from operations and asset sales (see Note 3) will be negligible. Accordingly, the Company does not expect to utilize the benefits of its net deferred tax assets. The $3,740 valuation allowance at December 30, 2000 represents unrealizable foreign tax credits expiring in fiscal 2001 and beyond. The valuation allowance was $1,306 at January 1, 2002 and there was no valuation allowance at January 2, 1999. At December 29, 2001, the Company had net operating loss carryforwards of $54,791 for federal income tax purposes that expire through 2021, and foreign tax credit carryforwards of $2,452 that expire through 2004.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

(12)     EMPLOYEE BENEFIT PLANS

         Prior to December 2000, the Company maintained non-contributory defined benefit pension plans covering the majority of its employees and retirees. Annual cost for Company defined benefit plans were determined using the projected unit credit actuarial method. Prior service cost was amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. It is Florsheim's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the various plans included corporate equities, government securities, corporate debt securities and insurance contracts.

         In October 2000, the Company's Board of Directors authorized the termination and curtailment of benefits under the Company's defined benefit pension plan; and the reversion of excess plan assets to the Company subject to approval by the Internal Revenue Service and Pension Benefit Guaranty Corporation. The Company curtailed benefits in December 2000 and terminated the existing plan effective February 2001. Related to the curtailment, the Company recorded a $2,200 charge, included in non-recurring selling, general and administrative expense, to expense unrecognized prior service costs in December 2000.

         In October 2001, the Company made lump sum payments and purchased annuity contracts in settlement of the obligations under the defined benefit plan. Upon settlement of these obligations, the Company had excess assets of approximately $41,168. The Company transferred $9,680 to a new employee benefit trust which will be used to fund future benefits and recognized excise and alternative minimum taxes of approximately $6,947, resulting in a net reversion after transaction costs of $24,742 and a gain of approximately $9,955.

         The Company maintains a 401(k) plan that allows employees to contribute a portion of their pre-tax and/or after tax income in accordance with specified guidelines. Florsheim matches a percentage of employee contributions up to certain limits. Florsheim's cost for this plan for fiscal 2001, 2000 and 1999 was $1,369, $66 and $92, respectively. As a result of the termination of the defined benefit pension plan, effective January 1, 2002, the Company amended the 401(k) plan to enhance benefits.

         In addition to pension and other supplemental benefits, certain retired employees are currently provided with specified health care and life insurance benefits. Eligibility requirements for such benefits generally state that benefits are available to employees who retire after a certain age with specified years of service if they agree to contribute a portion of the cost. Florsheim has reserved the right to modify or terminate these benefits. Health care and life insurance benefits are provided to both retired and active employees under arrangements with third-party administrators and insurance companies.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         As a result of the emergence from bankruptcy of the Company and its former parent, Interco Incorporated, in August 1992, the Company adopted "fresh start" reporting, pursuant to AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result, the effects of revaluing pension plan assets are separately identified in sections of the table for the Company's pension and post-retirement plans, which are disclosed in the following tables:


                                                Pension Benefits      Postretirement Benefits
                                            ----------------------    -----------------------
                                               2001        2000        2001            2000
                                            ---------    ---------    --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year     $   73,410   $  78,308    $ 10,093       $ 12,773
Service cost                                       --          820          75             63
Interest cost                                   4,246        5,156         692            712
Actuarial (gain)/loss                           7,704       (3,760)        347         (2,435)
Benefits paid                                  (5,463)      (6,538)     (1,091)        (1,020)
Effect of curtailment                         (78,859)        (576)         --             --
                                            ---------    ---------    --------       --------
Benefit obligation at end of year           $   1,038    $  73,410    $ 10,116       $ 10,093
                                            =========    =========    ========       ========


CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
   of year                                  $ 118,547    $ 125,683    $  3,833       $  3,823
Actual return on plan assets                    6,454         (732)        295            294
Company (recovery) contributions              (40,678)         134         609            736
Effect of settlement/curtailment              (78,860)          --          --             --
Benefits paid from plan assets                 (5,463)      (6,538)     (1,091)        (1,020)
                                            ---------    ---------    --------       --------
Fair value of plan assets at end of year    $      --    $ 118,547    $  3,646       $  3,833
                                            =========    =========    ========       ========

Funded status of plan                       $  (1,038)   $  45,136    $ (6,470)      $ (6,260)
Unrecognized net gain                            (183)     (14,084)    (10,030)       (10,892)
Unrecognized prior service cost                    --           --        (541)          (645)
                                            ---------    ---------    --------       --------
Prepaid (accrued) benefit cost              $  (1,221)   $  31,052    $(17,041)      $(17,797)
                                            =========    =========    ========       ========


AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                        $      --    $  32,325    $     --       $     --
Accrued benefit liability                      (1,221)      (1,272)    (17,041)       (17,797)
Fresh start adjustment                             --       (7,787)         --             --
                                            ---------    ---------    --------       --------
Net amount recognized                       $  (1,221)   $  23,266    $(17,041)      $(17,797)
                                            =========    =========    ========       ========

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------


                                                Pension Benefits                    Postretirement Benefits
                                      ----------------------------------     ----------------------------------
                                                Fiscal Year Ended                     Fiscal Year Ended
                                      ----------------------------------     ----------------------------------
                                       Dec 29,      Dec 30,      Jan 1,       Dec 29,      Dec 30,      Jan 1,
                                        2001         2000         2000         2001         2000         1999
                                      --------     --------     --------     --------     --------     --------
COMPONENTS OF NET PERIODIC EXPENSE
Service cost                          $     --     $    820     $  1,169     $     75     $     63     $    275
Interest cost                            4,246        5,156        5,361          692          712          913
Expected return on assets               (8,651)     (11,028)     (10,297)        (294)        (294)        (277)
Amortization of prior service cost          --          396          397         (105)        (105)        (105)
Amortization of actuarial loss            (173)      (1,508)        (241)        (515)        (534)        (404)
Fresh start amortization                    --         (672)        (672)          --           --           --
                                      --------     --------     --------     --------     --------     --------
Net credit before effect of plan
   curtailment                          (4,578)      (6,836)      (4,283)        (147)        (158)         402
One time expense due to plant
   closure and plan curtailment         (3,826)       2,200          810           --           --         (757)
                                      --------     --------     --------     --------     --------     --------
Net periodic benefit
   expense (income)                   $ (8,404)    $ (4,636)    $ (3,473)    $   (147)    $   (158)    $   (355)
                                      ========     ========     ========     ========     ========     ========


WEIGHTED AVERAGE ASSUMPTIONS
Discount rate for obligations             7.00%        7.25%        7.25%        7.00%        7.25%        7.25%
Discount rate for expense                 7.25         7.25         6.75%        7.25         7.25         6.75
Expected return rate on plan assets       9.00         9.00         9.00         8.00         8.00         8.00
Rate of compensation increase             4.00         4.00         4.00           --           --           --
Health care cost trend rate                 --           --           --         6.00         6.00         7.00


For postretirement benefit plans, Florsheim assumed a 10.0% annual rate of increase in the per capita costs of covered health care benefits (the health care cost trend rate) for 2002 and 6.0% in years thereafter. A one percent increase in the health care cost trend rate would result in an increase in Florsheim's accumulated postretirement benefit obligation as of December 29, 2001 of $83 and increase the interest and service costs by $13 for fiscal 2001. A decrease of 1% would result in decreases of $78 and $12, respectively.

Florsheim has a supplemental pension plan in place with an accumulated obligation in excess of plan assets, which is reflected in the prepaid pension cost above on a net basis. In the Consolidated Balance Sheet they are reported in the Other Liabilities section. The plan covers certain executives of the Company and employees covered under pre-ERISA regulations. As of December 29, 2001 and December 30, 2000, the Projected Benefit Obligation is $1,038 and $1,140; the Accumulated Benefit Obligation is $1,221 and $1,272. There are no assets in the plan. The plan covering certain executives of the Company was frozen at December 31, 2000 and no additional benefits are being earned after that date.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

(13)     LEASE COMMITMENTS

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

                                     Fiscal Year Ended
                          --------------------------------------
                          December 29,    December 30,  January 1,
                              2001            2000         2000
                          ------------   ------------   ---------
Basic rentals             $     14,902   $     17,055   $  17,782
Contingent rentals                  33            111         141
                          ------------   ------------   ---------
                                14,935         17,166      17,923
Less:  sublease rentals            102             88          88
                          ------------   ------------   ---------
                          $     14,833   $     17,078   $  17,835
                          ============   ============   =========


         Minimum future annual rental commitments under non-cancelable operating leases in each of the five fiscal years 2002 through 2006 are $11,143, $9,437, $7,211, $5,059 and $3,793, respectively, and in aggregate for all lease agreements, $48,339 through the end of the lease terms. At December 29, 2001, Furniture Brands International, Inc. guaranteed future base operating lease payments on behalf of Florsheim of approximately $6.1 million, exclusive of related operating expenses.

(14)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of debt are based on closing market prices at year end for the senior notes and on the outstanding balance for the credit facilities:

                                              December 29, 2001           December 30, 2000
                                            ----------------------     ----------------------
                                            Carrying    Estimated      Carrying     Estimated
                                            Amount      Fair Value     Amount       Fair Value
                                            --------    ----------     --------     ----------
         12-3/4% Senior Notes due 2002       $18,412      $4,603        $18,412       $ 2,578
         Bank credit facility, long-term          --          --         60,000        60,000


(15)     TRANSACTIONS WITH AFFILIATES

         In 1994, a consulting agreement was established with Apollo Advisors, L.P. ("Apollo"), an affiliate of Florsheim's controlling shareholders. Apollo waived its fees under the agreement for the period October 2000 through August 2002. The Company paid $333 and $400 in fiscal 2000 and fiscal 1999, respectively, in connection with the consulting agreement.

(16)     LITIGATION

         Florsheim is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of Florsheim from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of Florsheim.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

(17)   OTHER FINANCIAL DATA

       Items included in other assets are as follows:

                                          December 29,   December 30,
                                              2001           2000
                                          ------------   ------------
Prepaid pension                           $      9,680   $     24,538
Investment in unconsolidated subsidiary             --          4,507
Deferred financing costs                            --            930
Other                                            1,737          1,957
                                          ------------   ------------
Total other assets                        $     11,417   $     31,932
                                          ============   ============


         Items included in other accrued expenses are as follows:

                                              December 29,   December 30,
                                                  2001           2000
                                              ------------   ------------
Taxes-general                                 $        247   $        307
Postretirement benefits other than pensions            950            950
Group insurance                                        600            650
Accrued selling and advertising costs                1,250          1,293
Non-recurring costs                                    671          3,995
Other                                                2,808          4,686
                                              ------------   ------------
Total other accrued expenses                  $      6,526   $     11,881
                                              ============   ============

(18)     BUSINESS SEGMENTS

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

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

Operating segment information is as follows:

                                       Fiscal Year Ended                                 Fiscal Year Ended
                    -------------------------------------------------       -----------------------------------------
                     December 29,        December 30,      January 1,       December 29,   December 30,    January 1,
                        2001                 2000              2000         2001(1)(4)(5)   2000(2)(6)       2000(3)
                     ------------        ------------      ----------       -------------  ------------    ----------
                                          Net Sales                            Earnings (Loss) from Operations
                     ------------------------------------------------       -----------------------------------------
U. S. Wholesale      $  72,723            $  76,684         $  96,695       $   1,274       $ (19,560)      $   1,218
U. S. Retail            78,901               88,928           103,141         (17,298)        (12,034)         (6,242)
International           31,882               39,610            45,890             879           3,560           4,540
                     ---------            ---------         ---------       ---------       ---------       ---------
                     $ 183,506            $ 205,222         $ 245,726       $ (15,145)      $ (28,034)      $    (484)
                     =========            =========         =========       =========       =========       =========
                               Depreciation and Amortization                            Capital Expenditures
                     ------------------------------------------------       -----------------------------------------
U. S. Wholesale      $   4,127            $   3,508         $   2,728       $     156       $     768       $   5,803
U. S. Retail             2,091                3,262             2,779           1,165           1,177           1,887
International              560                  612               738              66             364             772
                     ---------            ---------         ---------       ---------       ---------       ---------
                     $   6,778            $   7,382         $   6,245       $   1,387       $   2,309       $   8,462
                     =========            =========         =========       =========       =========       =========
                                        Total Assets
                     ------------------------------------------------
U. S. Wholesale      $  34,379(4)(5)      $  99,727         $ 106,563
U.S. Retail             34,553(5)            51,962(6)         68,505
International           14,642               20,001            22,222
                     ---------            ---------         ---------
                     $  83,574            $ 171,690         $ 197,290
                     =========            =========         =========


(1) Includes charge of $864 for costs associated with import duties, the closing of the Company's Preston, Australia manufacturing plant, and a credit for favorable settlements of obligations previously recorded.

(2) Includes charge of $14,274 for costs associated with the disposition of the Golf product line, severance, costs associated with the downsizing of the Company's corporate headquarters, curtailment of the Company's pension plan, provision for customer deductions, and barter credits.

(3) Includes charge of $5,022 for plant closing expenses, costs associated with the disposition of the Golf product line, severance, costs associated with the downsizing of corporate headquarters and New York showroom space, cost associated with the resignation of the Company's former Chairman and costs related to the Company's evaluation of strategic alternatives.

(4) Includes a net pension asset decrease of $14,562 resulting from the reversion and curtailment of the defined benefit plan and the creation of the defined contribution plan. Also includes income of $9,955 related to the reversion and curtailment of the defined benefit plan.

(5) Includes an impairment charge of $10,876 and $7,013 to write down fixed assets for U.S. Wholesale and U.S. Retail, respectively.

(6) Includes impairment charges of $1,476 to write down fixed assets for U.S. Retail.

FLORSHEIM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------


Summary geographic information is as follows:

                                  Fiscal Year Ended                                        Fiscal Year Ended
                   ------------------------------------------------     -------------------------------------------------
                   December 29,      December 30,       January 1,       December 29,      December 30,       January 1,
                       2001               2000             2000              2001              2000              2000
                   ------------      ------------      ------------      ------------      ------------      ------------
                                       Net Sales                                           Total Assets
                    -----------------------------------------------      ------------------------------------------------
United States      $    151,624      $    165,612      $    199,836      $     68,932      $    151,689      $    175,068
Other                    31,882            39,610            45,890            14,642            20,001            22,222
                   ------------      ------------      ------------      ------------      ------------      ------------
Total              $    183,506      $    205,222      $    245,726      $     83,574      $    171,690      $    197,290
                   ============      ============      ============      ============      ============      ============


(19)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   First            Second            Third            Fourth
                                                  Quarter           Quarter          Quarter           Quarter
                                               -------------    -------------     -------------    -------------

FISCAL YEAR ENDED DECEMBER 29, 2001
   Net sales                                   $      50,091    $      45,440     $      43,832    $      44,143
   Gross profit                                       21,602           19,041            18,928           18,545
   Loss from operations                                 (784)          (3,031)           (2,059)          (9,271)
   Net loss                                           (2,692)          (3,989)           (9,250)         (44,018)

   Common stock price range (high-low)         $ 1.22 - 0.59    $ 1.73 - 0.83     $ 1.10 - 0.32    $ 0.49 - 0.18
   Common stock price
     at end of quarter                         $        0.97    $        0.87     $        0.45    $        0.25

Basic and diluted loss per share:
   Net loss(1)                                 $       (0.32)   $       (0.47)    $       (1.09)   $       (5.17)
   Weighted average number of
     common shares outstanding                         8,484            8,514             8,514            8,514


FISCAL YEAR ENDED DECEMBER 30, 2000
   Net sales                                   $      56,221    $      51,560     $      49,986    $      47,455
   Gross profit                                       24,011           24,415            16,499           17,043
   Loss from operations                               (1,382)            (988)          (13,190)         (12,474)
   Net loss                                           (2,477)          (2,387)          (14,529)         (11,401)

   Common stock price range (high-low)         $ 4.50 - 2.78    $ 3.48 - 1.69     $ 2.50 - 0.75    $ 1.66 - 0.50
   Common stock price
     at end of quarter                         $        2.78    $        1.94     $        1.44    $        0.53

Basic and diluted loss per share:
   Net loss(1)                                 $       (0.29)   $       (0.28)    $       (1.71)   $       (1.34)
   Weighted average number of
     common shares outstanding                         8,484            8,484             8,484            8,484


(1) Due to rounding, the sum of the quarter's earnings per share may not add to total year earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to the Company's directors and executive officers is set forth below. All directors serve until the next Annual Meeting of the Company and until their successors are elected and qualified.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


        NAME             AGE   DIRECTOR SINCE            POSITION
        ----             ---   --------------            --------
Peter P. Corritori, Jr.   48       2000         Chairman of the Board of Directors,
                                                Chief Executive Officer
Bernard Attal             38       1996         Director
Robert H. Falk            63       1994         Director
Michael S. Gross          40       1994         Director
John J. Hannan            49       1994         Director
Joshua J. Harris          37       1994         Director
John H. Kissick           60       1994         Director
Robert A. Mariano         52       2001         Director
Ronald J. Mueller         67       1994         Director
Michael D. Weiner         49       1995         Director
Thomas P. Polke           39                    Executive Vice President,
                                                Chief Financial Officer
Thomas W. Joseph          50                    Executive Vice President,
                                                President, International Division and Retail
Mark R. Medici            50                    Senior Vice President and
                                                National Sales Manager
F. Terrence Blanchard     48                    Vice President, Finance


         MR. CORRITORI was elected Chairman of the Board of Directors and Chief Executive Officer of the Company in March 2000. From February 1991 to December 1999, Mr. Corritori was President of Gant USA and President of The Designer Group, operating divisions of Phillips Van Heusen Corporation, a diversified apparel and footwear company.

         MR. ATTAL has been the managing member of Heights Enterprises since 1995. Mr. Attal is also a Director of Samsonite Corporation.

         MR. FALK has been an officer of Apollo Capital Management, L. P. ("Apollo Management") or its predecessor, since 1992. Mr. Falk is also a director of Samsonite Corporation.

         MR. GROSS has been an officer of Apollo Management or its predecessor, since 1990. Mr. Gross is also a director of Allied Waste Industries, Inc., Rare Medium, Inc., Saks Incorporated, Sylvan Learning Systems, Inc., Encompass Services Corporation, and United Rentals, Inc.

         MR. HARRIS has been an officer of Apollo Management, having been associated with it or its predecessor, since 1990. Mr. Harris is also a director of Quality Distribution, Inc.

         MR. KISSICK has been a principal of Apollo Management or its predecessor, since 1991. Mr. Kissick is also a director of Quality Distribution, Inc.

         MR. MARIANO has been self-employed since November 1998. From January 1996 to November 1998, Mr. Mariano was President, Chief Executive Officer and Director of Dominick's Supermarkets, Inc.

         MR. MUELLER is a former and subsequently has been self employed President and Chief Executive Officer of Florsheim, having retired from that position in 1995.

         MR. WEINER has been an officer of Apollo Management or its predecessor, since 1993. Mr. Weiner is also a director of Quality Distribution, Inc.

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

         MR. JOSEPH was elected Executive Vice President and President of the International and Retail Division on October 25, 2000. He was elected Senior Vice President in June 1999 and was previously President, International Division since January 1996.

         MR. MEDICI was elected Senior Vice President and National Sales Manager in December 2000. From January 1999 to December 1999, Mr. Medici served as Regional Sales Manager for Ecco USA, Inc., a casual footwear manufacturer and distributor. From June 1994 to December 1998, Mr. Medici was Senior Vice President of Dexter Shoe Company, a footwear manufacturer and distributor.

         MR. BLANCHARD was elected Vice President, Finance in May 2001 and previously held the position of Vice President and Controller, Chief Accounting Officer since May 1999. From July 1996 to April 1998, Mr. Blanchard was Vice President of Finance and Chief Financial Officer for Arlington International, Inc., an entertainment facility operating thoroughbred racing and off-track wagering.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and certain other officers and persons who own more than ten-percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with during 2001.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows, for the fiscal year depicted, compensation awarded to, earned by or paid to the Chief Executive Officer of the Company, the four individuals other than the Chief Executive Officer who were serving as executive officers on December 29, 2001 and who received salary and bonus of at least $100,000 in 2001.


                                                     SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                   Compensation
                                               Annual Compensation                     Awards
                                 ------------------------------------------------  ------------
                                                                                    Securities
                                 Fiscal                              Other Annual   Underlying      All Other
                                  Year        Salary        Bonus    Compensation   Options (#)   Compensation(3)
                                 ------      --------     --------   ------------   -----------   ---------------
Peter P. Corritori (1)            2001       $485,000     $100,000     $74,194(2)           --        $12,315
  Chairman and CEO                2000        376,808      100,000      78,568         275,000             --

Thomas P. Polke(4)                2001        250,000       75,000          --              --         12,315
  Executive Vice President        2000        118,558       67,500          --         150,000             --
  and Chief Financial Officer

Thomas W. Joseph                  2001        250,000       25,000          --              --         12,315
  Executive Vice President and    2000        200,784        7,500          --         150,000            300
  President, International and    1999        180,000       46,500          --         150,000            300
   Retail Divisions

Mark R. Medici(5)                 2001        200,000        7,000          --         100,000         12,315
  Senior Vice President and       2000         11,538           --          --              --             --
   National Sales Manager

F. Terrence Blanchard             2001        162,400       35,000          --          20,000         12,315
  Vice President, Finance         2000        146,223       22,500          --              --            300
                                  1999        119,236       19,600          --              --             --


(1) Mr. Corritori began his employment with the Company on March 23, 2000, and therefore his compensation for fiscal year 1999 is not required to be disclosed.

(2) Mr. Corritori's other annual compensation includes a housing allowance ($58,864), commuting costs and disability insurance costs ($15,330).

(3) Amounts shown consist of 401(k) savings plan matching and additional contributions.

(4) Mr. Polke began his employment with the Company on June 24, 2000, and therefore his compensation for fiscal year 1999 is not required to be disclosed.

(5) Mr. Medici began his employment with the Company on December 11, 2000, and therefore his compensation for fiscal year 1999 is not required to be disclosed.

RETIREMENT PLANS

Mr. Joseph participated in the Furniture Brands International, Inc. ("FBI") Retirement Plan, a noncontributory, defined benefit pension plan which was designed to provide retirement benefits upon normal retirement at age 65. Covered remuneration is base salary and incentive compensation (reported, respectively, as "Salary" and "Bonus" in the Summary Compensation Table under
Item 11 of this document), and, based on straight life annuity annual benefits at normal retirement, is the greater of (i) the sum of 1.1% of final average compensation (the highest 5 consecutive calendar years of the last ten years) multiplied by years of credited service up to a maximum of 35 years and 0.45% of final average compensation in excess of "covered compensation" as defined by the IRS multiplied by credited service up to a maximum of 35 years, without deduction for Social Security benefits (the "Final Average Pay Formula"), or
(ii) a total of career average accruals for each year of plan participation equal to 1.95% of covered remuneration without deduction for Social Security benefits. As of the date of the distribution, Mr. Joseph's benefits under the FBI Retirement Plan were frozen and additional defined benefits started to accrue under Florsheim Group Inc. Retirement Plan, a noncontributory, defined benefit pension plan designed to provide retirement benefits upon normal retirement at age 65, which Florsheim had been obligated to fund for benefits accruing after the date of the Distribution. The Florsheim Group Inc. Retirement Plan was terminated on February 28, 2001. Annuities were purchased from the reversion of the pension plan assets for the participants in the Florsheim Group Inc. Retirement Plan. A supplemental retirement plan ("SERP") which provides for payments from general funds to executive officers of any retirement income that would otherwise be payable pursuant to its retirement plan was frozen as of December 31, 2000. No additional benefits are being earned subsequent to that date.


STOCK OPTIONS

The following table discloses options granted to named officers during the fiscal year ended December 29, 2001.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                 % OF                                           ANNUAL RATES OF
                             NUMBER OF        TOTAL OPTIONS                                       STOCK PRICE
                            SECURITIES         GRANTED TO                                       APPRECIATION FOR
                            UNDERLYING        EMPLOYEES IN     BASE PRICE    EXPIRATION           OPTION TERM(1)
         NAME            OPTIONS GRANTED #     FISCAL YEAR       ($/SH)         DATE           5%($)         10%($)
----------------------   -----------------    -------------    ----------    -----------     --------      --------
F. Terrence Blanchard           20,000                7             0.938        1/19/11       11,798        29,899

Mark M. Medici                  50,000               17             1.06         1/9/11        33,331        84,468
                                25,000                9             5.00         1/9/11        78,612       199,218
                                25,000                9             7.00         1/9/11       110,057       278,905


(1) The dollar amounts under these columns assume 5% and 10% Common Stock appreciation above the referenced exercise price and are the result of assumed rates set forth in the rules promulgated by the Securities and Exchange Commission. Consequently, such values are not intended to forecast possible future appreciation, if any, of the Common Stock price of the Company. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. There can be no assurance that the dollar amounts reflected in these columns will be achieved. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions, as well as the executive officer's continued employment through the vesting period.

The following table contains information concerning options exercised during fiscal 2001 and unexercised stock options held at December 29, 2001.


                    AGGREGATED OPTION EXERCISES AND YEAR END
                                  OPTION VALUES

                                                          NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                          ACQUIRED ON     VALUE           DECEMBER 29, 2001(#)             DECEMBER 29, 2001($)
                                                         ----------------------------    -----------------------------
         NAME             EXERCISE #    REALIZED(1)      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         ----             ----------    --------        ------------    -------------    -----------    --------------
Peter P. Corritori, Jr.        --             --         68,751             206,649             --               --

Thomas W. Joseph               --        118,050         73,250             126,750             --               --

Thomas P. Polke                --             --         38,750             116,250             --               --

Mark M. Medici                 --             --             --             100,000             --               --

F. Terrence Blanchard          --             --          3,600              24,400             --               --

(1) Mr. Joseph exercised stock options totaling $118,050 in 2001.


EMPLOYMENT CONTRACTS

Florsheim entered into an Employment Agreement with Mr. Corritori, dated March 23, 2000 (the "Corritori Employment Agreement"), providing for an initial employment term commencing on March 23, 2000 and continuing until March 22, 2003. On each March 23, the employment term will be automatically extended for an additional year unless Florsheim or Mr. Corritori provide notice to the other to the contrary. The Corritori Employment Agreement provides for: (i) the employment of Mr. Corritori as the Chairman of the Board and Chief Executive Officer (and in such other officer positions as may be designated by the Board);
(ii) the payment to Mr. Corritori of a salary at an annual rate of not less than $485,000 (the "Base Compensation"); (iii) the entitlement of Mr. Corritori to earn an annual bonus of up to 75% of the Base Compensation; (iv) a grant of options to purchase 275,000 shares of Common Stock pursuant to the 1994 Plan; and (v) in connection with Mr. Corritori's relocation to Chicago, payment of reasonable moving, temporary housing and housing closing costs and expenses.

If Mr. Corritori's employment is terminated by Florsheim other than for Cause (as defined in the Corritori Employment Agreement), death or disability, Mr. Corritori will be entitled to receive as severance, for the balance of the Employment Term or two years whichever is greater, an amount equal to Mr. Corritori's Base Compensation plus his annual bonus, to the extent it was earned in the year of termination.

On April 5, 2001, the Compensation Committee approved a resolution amending the Corritori Employment Agreement and on April 5, 2001 Florsheim and Mr. Corritori entered into an agreement as follows: (i) provide housing for the first thirty-six months of the Corritori Employment Agreement (an increase of twelve months) or until Mr. Corritori relocates to the Chicago area; (ii) update the change in control provision to reflect the change in Apollo's Investment Fund Inc.'s ownership; and (iii) reimburse Mr. Corritori for the income tax due by Mr. Corritori of any deemed compensation relating to Florsheim's payment of housing or commuting expenses.

Additionally, Florsheim entered into an Employment Agreement with Mr. Polke, dated June 24, 2000 (the "Polke Employment Agreement"), providing for an initial employment term commencing on June 24, 2000 and continuing until December 23, 2001. On each December 24, the employment term will be automatically extended for an additional year unless Florsheim or Mr. Polke provide notice to the other to the contrary. The Polke Employment Agreement provides for: (i) the employment of Mr. Polke as Chief Financial Officer and Executive Vice President

(and in such other officer positions as may be designated by the Board); (ii) the payment to Mr. Polke of a salary at an annual rate of not less than $225,000 (the "Base Compensation"); (iii) the entitlement of Mr. Polke to earn an annual bonus of 60% of his Base Compensation upon the Company's achievement of budget (however, for the fiscal year ending December 30, 2000, Mr. Polke has a guaranteed minimum bonus of $67,500); and (iv) a grant of options to purchase 155,000 shares of Common Stock pursuant to the 1994 Plan.

If Mr. Polke's employment is terminated by Florsheim other than for Cause (as defined in the Polke Employment Agreement), death or disability, Mr. Polke will be entitled to receive as severance, for a period of eighteen months, an amount equal to Mr. Polke's Base Compensation plus his pro-rated bonus for the fiscal year in which his employment terminates, to the extent it was earned in the year of termination.

On October 25, 2000, Florsheim entered into an Employment Security Agreement with Mr. Joseph (the "Joseph Employment Security Agreement"). The Joseph Employment Security Agreement provides that, for termination other than for Cause (as defined in the Joseph Employment Security Agreement) or termination by Mr. Joseph for Good Reason (as defined in the Joseph Employment Security Agreement), Mr. Joseph will receive an amount equal to (i) his annual base salary rate (at the highest rate in effect) and (ii) the average incentive payment made to Mr. Joseph for the immediately preceding two fiscal years.

On December 11, 2000, Florsheim entered into an Employment Security Agreement with Mr. Medici (the "Medici Employment Security Agreement"). The Medici Employment Security Agreement provides that, for termination other than for cause (as defined in the Medici Employment Security Agreement) or termination by the employee for Good Reason (as defined in the Medici Employment Security Agreement), Mr. Medici will receive one times the amount equal to (i) his annual base salary rate (at the highest rate in effect) and (ii) an incentive payment pro-rated for the year which his employment terminates to the extent the budget has been achieved for that year.

On December 14, 1999, Florsheim entered into an Employment Security Agreement with Mr. Blanchard (the "Blanchard Employment Security Agreement"). The Blanchard Employment Security Agreement provides that, for termination other than for Cause (as defined in the Blanchard Employment Security Agreement) or termination by the employee for Good Reason (as defined in the Blanchard Employment Security Agreement), Mr. Blanchard will receive one times the amount equal to (i) his annual base salary rate (at the highest rate in effect) and
(ii) the average incentive payment made to such employee for the immediately preceding two fiscal years.


COMPENSATION OF DIRECTORS

Each director is paid a monthly fee of $1,000 and a fee of $1,500 plus expenses for each meeting of the Board attended. In addition, for attending a meeting of a committee of the Board, each is paid a fee of $800 plus expenses if the director is a member of the committee or $900 plus expenses if the director is the Chairman of the committee. Such fees are not paid to directors who are employees of Florsheim or a subsidiary of Florsheim.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information (as of March 22, 2002, except as otherwise noted) regarding the beneficial ownership of shares of Common Stock by (i) each person known by Florsheim to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Summary Compensation Table in Item 11 above, (iii) each director of Florsheim and (iv) the directors and executive officers of Florsheim as a group.

                                                                       SHARES BENEFICIALLY OWNED
                      NAME                      NUMBER OF SHARES       PERCENTAGE OF CLASS(1)
                      ----                      ----------------       -------------------------
5% STOCKHOLDERS:
Apollo Investment Fund, L.P.(2)
   c/o CICB Bank and Trust Company
   (Cayman) Limited
   Edward Street
   Georgetown, Grand Cayman,
   Cayman Islands, British West Indies               2,808,142               33.0%
Artemis America Partnership(3)
   c/o RL&F Services Corporation
   One Rodney Square
   Wilmington, Delaware 19801
        and
Artemis Finance SNC
   5 Boulevard de Latour Maubourg
   75007 Paris, France
        and
Artemis SA
   5 Boulevard de Latour Maubourg
   75007 Paris,
   France                                            2,807,018               33.0%
Dimensional Fund Advisors, Inc.
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401                              493,100(4)             5.8%
DIRECTORS AND EXECUTIVE OFFICERS:
Bernard Attal                                        2,807,018(5)            33.0%
F. Terrence Blanchard                                   18,600(6)               *
Peter P. Corritori                                     212,998(7)             2.5%
Robert H. Falk                                       2,808,142(8)            33.0%
Michael S. Gross                                     2,808,142(8)            33.0%
Joshua J. Harris                                     2,808,142(8)            33.0%
Thomas W. Joseph                                        78,500(10)              *
John H. Kissick                                      2,808,142(8)            33.0%
Robert A. Mariano                                           --                 --
Mark R. Medici                                          33,300(11)              *
Ronald J. Mueller                                            5                  *
Thomas Polke                                           113,750(9)             1.3%
Michael D. Weiner                                    2,808,142(8)            33.0%
Directors and executive officers as a group
   (14 persons)                                      6,565,413(12)            7.1%


* Less than one percent

(1) Percentage calculated with reference to an aggregate of 8,513,651 shares of Common Stock outstanding at March 22, 2002.

(2) Apollo Advisors, L.P. ("Apollo Advisors"), is the managing general partner of Apollo Investment Fund, L.P. ("Apollo"). The address for Apollo Advisors is 1301 Avenue of the Americas, 38th Floor, New York, New York 10019.

(3) Artemis Finance SNC and Artemis SA are the general partners of Artemis America Partnership. The principal office of Artemis America Partnership is c/o RL&F Services Corporation, One Rodney Square, Wilmington, Delaware 19801 and the principal office of Artemis Finance SNC and Artemis SA is 5 Boulevard de Latour Maubourg, 75007 Paris, France.

(4) Based solely on the 13G filed with the Securities and Exchange Commission on February 7, 2002.

(5) Mr. Attal is associated with Artemis America Partnership and disclaims beneficial ownership of and a personal interest in the shares beneficially owned by Artemis America Partnership.

(6)  Includes shares subject to options to acquire 8,600 shares of Common Stock.

(7) Includes shares subject to options that are exercisable to acquire 137,499 shares of Common Stock.

(8) Messrs. Falk, Gross, Harris, Kissick and Weiner (collectively "Apollo Directors") are associated with Apollo Advisors. Each Apollo Director disclaims beneficial ownership of and a personal pecuniary interest in the shares beneficially owned by Apollo Advisors.

(9)  Includes shares subject to options to acquire 38,750 shares of Common
     Stock.

(10) Includes shares subject to options to acquire 71,000 shares of Common
     Stock.

(11) Includes shares subject to options to acquire 33,300 shares of Common
     Stock.

(12) Includes an aggregate of shares subject to options to acquire 366,549 shares of Common Stock by all directors and executive officers, as a group.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Not Applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report:

         1. Consolidated Balance Sheet as of December 29, 2001 and December 30, 2000.

                  Consolidated Statement of Operations and Comprehensive Loss for the Fiscal Years Ended December 29, 2001, December 30, 2000, and January 1, 2000.

                  Consolidated Statement of Cash Flows for the Fiscal Years Ended December 29, 2001, December 30, 2000, and January 1, 2000.

                  Consolidated Statement of Shareholders' Equity for the Fiscal Years Ended December 29, 2001, December 30, 2000, and January 1, 2000.

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

         3.       Exhibits

      EXHIBIT
       NUMBER                       DESCRIPTION
      --------                      -----------
         2.1      Asset Purchase Agreement by and between Weyco Group, Inc. and the Company dated as of March 3, 2002 (incorporated by
                  reference to Exhibit 2.1 as filed with the Company's Current
                  Report or From 8-K dated February 28, 2002).

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

      EXHIBIT
       NUMBER                       DESCRIPTION
      --------                      -----------
         4.9      Warrant Purchase Agreement, dated November 15, 2000, among the
                  Company and BT Commercial Corporation (incorporated by
                  reference to Exhibit 4.4, as filed with the Company's
                  Quarterly Report on Form 10-Q for the Quarterly Period ended
                  September 30, 2000).

         4.10 Fourth Amendment to Credit Agreement, dated August 13, 2001, among the Company and BT Commercial Corporation, individually and as agent, and Lenders party thereto (incorporated by reference to Exhibit 4.1, as filed with the Company's
                  Quarterly Report on Form 10-Q for the Quarterly Period ended
                  June 30, 2001).

         4.11     Second Amended and Restated Agreement among Florsheim Group,
                  Inc., certain lenders and BT Commercial Corporation, as agent, dated as of March 5, 2002 (incorporated by reference to Exhibit 4.1 as filed with the Company's Current Report or Form
                  8-K, dated February 28, 2002).

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

         10.4     Export Sales Agreement, dated February 4, 1994, between Floram
                  Shoes India, Ltd. and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.5 filed by The Florsheim Shoe Company
                  Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

         10.5     Export Sales Agreement, dated as of February 4, 1994, between
                  Florind Shoes Limited and INTERCO INCORPORATED, acting by and through its Florsheim Shoe Company Division (incorporated by reference to Exhibit 10.6 filed by The Florsheim Shoe Company
                  Registration Statement on Form S-1, and all amendments thereto, File No. 33-83204).

         10.6     Amendment and Extension of License and Technical Service
                  Agreement and Export Sales Agreement, dated as of July 30,
                  2001, by and between Florind Shoes Private Limited and the Company.

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

         10.9     First Amendment to Consulting Agreement, dated as of January
                  31, 2001, by and between Apollo Advisors, L.P. and the Company.

         10.10    1994 Stock Option Plan, as amended and restated as of January
                  9, 2001 (incorporated by reference to Exhibit 10.1, as filed with the Company's Registration Statement on Form S-8 No.
                  333-70366).

      EXHIBIT
       NUMBER                       DESCRIPTION
      --------                      -----------
         10.11    Lease Agreement dated September 6, 1996 between Teachers
                  Insurance and Annuity Association of America, a New York
                  corporation, (the "Landlord") and The Florsheim Shoe Company
                  (incorporated by reference to Exhibit 10.1 as filed with the
                  Company's Quarterly Report on form 10-Q, for the Quarterly
                  Period ended September 28, 1996).

         10.12 Fourth Amendment to the lease agreement, dated September 6, 1996 between Teachers Insurance and Annuity Association of
                  America and the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 30, 2000).

         10.13 Employment Security Agreement, dated October 25, 2000, between the Company and Thomas W. Joseph (incorporated by reference to Exhibit 10.15 as filed with the Company's Annual Report or Form 10-K for the year ended December 30, 2000).

         10.14    Employment Agreement, dated March 23, 2000, by and between the
                  Company and Peter Corritori (incorporated by reference to Exhibit 10.17 as filed with the Company's Annual Report on Form 10-K for the Year Ended January 1, 2000).

         10.15    Employment Agreement, dated June 24, 2000, by and between the
                  Company and Thomas Polke (incorporated by reference to Exhibit
                  10.1, as filed with the Company's Quarterly Report on Form
                  10-Q for the Quarterly Period ended September 30, 2000).

         10.16 Employment Security Agreement, dated December 11, 2000, between the Company and Mark R. Medici (incorporated by reference to Exhibit 10.19, as filed with the Company's
                  Quarterly Report on Form 10-K for the Quarterly Period ended
                  September 30, 2000).

         10.17 Employment Security Agreement, dated December 14, 1999, between the Company and F. Terrence Blanchard (incorporated by reference to Exhibit 10.20, as filed with the Company's
                  Quarterly Report on Form 10-K for the Quarterly Period ended
                  September 30, 2000).

         21       Subsidiaries of the Company.

         23       Consent of KPMG LLP.


(b)      Reports on Form 8-K.

         On February 12, 2002, the Company filed a Form 8-K with respect to the delisting of the Company's common stock from The NASDAQ SmallCap Market.

         On March 4, 2002, the Company filed a Form 8-K regarding the filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and the sale of certain of the Company's assets to Weyco Group, Inc.

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

FLORSHEIM GROUP INC.                                                SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                             CHARGED
                                              BALANCE AT    TO COSTS      CHARGED          OTHER         BALANCE AT
  FISCAL                                       BEGINNING      AND        TO OTHER        CHARGES            YEAR
   YEAR              DESCRIPTION                OF YEAR     EXPENSES      ACCOUNT    ADD (DEDUCT)(1)         END
   ----              -----------              ----------    --------     --------    ----------------    -----------
   2001     Allowance for doubtful accounts
              and cash discounts                 $3,523       2,803         --           (4,151)            2,175

   2000     Allowance for doubtful accounts
              and cash discounts                 $1,475       4,682         --           (2,634)            3,523

   1999     Allowance for doubtful accounts
              and cash discounts                 $1,207       4,137         --           (3,869)            1,475


(1)  Includes write-offs for bad debts and cash discounts allowed.

                          Independent Auditors' Report

The Board of Directors and Shareholders of
Florsheim Group Inc.:

We have audited the accompanying consolidated balance sheets of Florsheim Group Inc. and subsidiaries (the Company) as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years ended December 29, 2001, December 30, 2000, and January 1, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florsheim Group Inc. as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company voluntarily filed a petition for relief under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP

Chicago, Illinois
March 4, 2002

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

                                                FLORSHEIM GROUP INC.
                                                --------------------
                                                (Registrant)

                                                /s/ Thomas P. Polke
                                                -------------------
                                                Thomas P. Polke
                                                Executive Vice President,
                                                Chief Financial Officer

Date:  March 28, 2002

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2002.

        Signature                                 Title
        ---------                                 -----
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

/s/ Robert A. Mariano                  Director
---------------------------
Robert A. Mariano

/s/ Ronald J. Mueller                  Director
---------------------------
Ronald J. Mueller

/s/ Michael D. Weiner                  Director
---------------------------
Michael D. Weiner

/s/ Thomas P. Polke                    Executive Vice President,
---------------------------            Chief Financial Officer
Thomas P. Polke                        (Principal Financial Officer)

/s/ F. Terrence Blanchard              Vice President, Finance
---------------------------            (Principal Accounting Officer)
F. Terrence Blanchard